Form 10-K
period 2019-12-31
LMP Automotive Holdings, Inc.
filed 2020-02-25
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 333-232172

LMP Automotive Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3829328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 N. State Rd. 7, Plantation, FL	33317
(Address of principal executive offices)	(Zip Code)

(954) 895-0352

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) cannot be provided because the registrant’s common stock was not traded on any market as of June 30, 2019.

As of January 27, 2020, there were 8,691,323 shares of the registrant’s common stock outstanding.

LMP AUTOMOTIVE HOLDINGS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

i

PART I

In this Annual Report on Form 10-K, “we,” “our,” “us,” “LMP” and “the Company” refer to LMP Automotive Holdings, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

Forward-Looking and Cautionary Statements

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words. Examples of forward-looking statements include, among others, statements we make regarding:

●	future financial position;

●	business strategy;

●	budgets, projected costs and plans;

●	future industry growth;

●	financing sources;

●	the impact of litigation, government inquiries and investigations; and

●	all other statements regarding our intent, plans, beliefs or expectations or those of our directors or officers.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our history of losses and ability to maintain profitability in the future;

●	our ability to effectively manage our rapid growth;

●	our ability to maintain customer service quality and reputational integrity and enhance our brand;

●	our limited operating history;

●	the seasonal and other fluctuations in our quarterly operating results;

●	our management’s accounting judgments and estimates, as well as changes to accounting policies;

●	our ability to compete in the highly competitive industry in which we participate;

●	the changes in prices of new and used vehicles;

●	our ability to acquire desirable inventory;

●	our ability to sell our inventory expeditiously;

●	our ability to sell and generate gains on the sale of automotive finance receivables;

●	our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

●	our reliance on credit data for the automotive finance receivables we sell;

●	our ability to successfully market and brand our business;

●	our reliance on internet searches to drive traffic to our website;

●	our ability to comply with the laws and regulations to which we are subject;

●	the changes in the laws and regulations to which we are subject;

●	our ability to comply with the Telephone Consumer Protection Act of 1991;

●	the evolution of regulation of the internet and e-commerce;

●	our ability to grow complementary product and service offerings;

●	our ability to address the shift to mobile device technology by our customers;

●	risks related to the larger automotive ecosystem;

●	the geographic concentration where we provide services and recondition and store vehicle inventory;

●	our ability to obtain affordable inventory insurance;

●	our ability to raise additional capital;

●	our ability to maintain adequate relationships with the lenders that finance our vehicle inventory purchases;

●	the representations we make in the finance receivables we sell;

●	our reliance on our proprietary credit scoring model in the forecasting of loss rates;

●	our reliance on internal and external logistics to transport our vehicle inventory;

●	the risks associated with the construction and operation of our inspection and reconditioning centers, hubs and vending machines, including our dependence on one supplier for construction and maintenance for our vending machines;

●	our ability to finance vending machines and inspection and reconditioning centers;

●	our ability to protect the personal information and other data that we collect, process and store;

●	disruptions in availability and functionality of our website;

●	our ability to protect our intellectual property, technology and confidential information;

●	our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

●	our ability to defend against intellectual property disputes;

●	our ability to comply with the terms of open source licenses;

●	conditions affecting vehicle manufacturers, including manufacturer recalls;

●	our reliance on third party technology to complete critical business functions;

●	our dependence on key personnel to operate our business;

●	the resources required to comply with public company obligations;

●	the diversion of management’s attention and other disruptions associated with potential future acquisitions;

●	the restrictions that could limit the flexibility in operating our business imposed by the covenants contained in the indenture governing our senior unsecured notes;

●	the legal proceedings to which we may be subject in the ordinary course of business; and

●	risks relating to our corporate structure and tax receivable agreements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Market and Industry Data

Some of the market and industry data contained in this Annual Report on Form 10-K are based on independent industry publications or other publicly available information. Although we believe that these independent sources are reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

ITEM 1. BUSINESS.

LMP Automotive Holdings, Inc. is a holding company that was formed as a Delaware corporation on December 15, 2017. LMP Class A common stock trades on the NASDAQ Capital Market under the symbol “LMPX.”

On December 9, 2019, we completed our initial public offering (“IPO”) of 2.645 million shares of common stock at a public offering price of $5.00 per share. We received approximately $12 million in proceeds, net of underwriting discounts and commissions and offering expenses, which we plan to use for strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes. Total equity from the IPO after deducting deferred offering expenses of $1.5 million was approximately $10.5 million. See Note 1 to the consolidated financial statements included in Part II, Item 8 for additional information about our IPO. Unless the context requires otherwise, references in this report to “LMP,” the “Company,” “we,” “us” and “our” refer to both LMP Automotive Holdings, Inc. and its consolidated subsidiaries prior to the IPO described in this report and to LMP and its consolidated subsidiaries following the IPO.

Our Company

LMP, through our wholly owned subsidiaries, currently offers our customers the opportunity to buy, sell, rent and subscribe for, and obtain financing for automobiles both online and in person.

We describe our business model as “Buy, Rent or Subscribe, Sell and Repeat.” This means that we “Buy” pre-owned automobiles primarily through auctions or directly from other automobile dealers, and new automobiles from manufacturers and manufacturer distributors at fleet rates. We “Rent or Subscribe” by either renting automobiles to our customers or allowing them to enter into our subscription plan for automobiles in which customers have use of an automobile for a minimum of thirty (30) days. We “Sell” our inventory, including automobiles previously included in our rental and subscription programs, to customers, and then we hope to “Repeat” the whole process.

We believe we offer a stress-free and user-friendly experience, either directly or through arrangements with third parties, that enables consumers to efficiently:

–	Browse and purchase a vehicle	–	Subscribe for a vehicle
–	Rent a vehicle	–	Sell or trade-in vehicle
–	Obtain pre-approval for financing (through third parties)	–	Buy extended warranties (through third parties)
–	Schedule pick-ups for all programs at the originating location and deliveries for all programs are typically scheduled through third parties

Our platform is designed to streamline the automobile transaction value chain by digitizing a substantial part of the sales and transaction process. We believe this will enhance the consumer experience by creating operational efficiencies that are designed to improve our financial and business performance. We also intend to centralize sales, title, tag, finance, insurance and logistics operations, in order to create additional financial and operational benefits, as well as a positive consumer experience. We believe that bringing more of the vehicle shopping and transaction experience online will provide consumers with a broader range of purchase, rental and subscription options while eliminating time spent in negotiation and haggling.

We commenced our operations in the first quarter of 2017. Currently, we only offer sales of pre-owned automobiles, and rentals and subscriptions for both pre-owned and new automobiles. As of December 31, 2019, our inventory consisted of 316 automobiles in total. Of those, 206 were subscribed and in use by customers, 15 were out on rent in use by customers, 67 were on premise and available for subscription and rental consumers and 28 were held for sale on premise. Our current facility is approximately 8,771 square feet on 1.25 acres of land. Our facility contains storage for ten vehicles on the interior and up to 90 on the exterior. We believe over 90% of our fleet will be rented and subscribed and in use by customers and we can facilitate over 1,000 subscribers using our current facility.

Industry Overview

The automotive retail industry is highly competitive and fragmented. Consumers use a variety of online and offline sources to research vehicle information, obtain vehicle pricing information and identify dealers. In addition, dealers use a variety of marketing channels to promote themselves to consumers.

We believe that the following are the current key drivers of growth for the automobile industry:

●	Economic Drivers. Consumer confidence and employment are currently at a 17-year high[1], which we believe will lead to continued growth in consumer spending, including increased spending on automobiles.

●	Emerging Technologies and Disruptive Business Models. We believe the U.S. automobile industry is rapidly evolving through the adoption of new technologies and disruptive business models, which we believe is driven primarily by consumer expectations and demands for a better purchasing experience.

●	Off-Lease Vehicles. The number of off-lease vehicles has grown from 2.0 million in 2014 to 3.4 million in 2018[3]. We believe that the off-lease vehicle market can provide a steady supply of high-quality automobiles that will offer consumers a viable alternative to the new-vehicle market. We expect that this will result in increased competition with the new vehicle market.

●	Subscription Market. We believe the subscription model has been widely adopted in several different sectors, such as consumer goods, streaming media and data cloud services. Driven by consumer demand, the automobile industry has begun adopting a subscription model as an alternative to ownership and leasing. Although we believe that vehicle ownership will continue to dominate the industry, we expect that the auto subscription segment will grow steadily.

●	Pre-Owned Automobile Sales Market. America’s automobile industry is one of the most powerful engines driving the U.S. economy[4]. According to Edmunds Used Vehicle Outlook 2019, approximately 40.2 million pre-owned vehicles were sold in 2018, up from 39.3 million pre-owned vehicles sold in 2017.

Reorganization and Securities Issuances

The Company was incorporated under the laws of Delaware in December 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC to the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. We refer to these transactions as the reorganization. As a result of the reorganization, the Company now owns one hundred percent (100%) of the equity in each of these four entities. LMP Motors.com, LLC currently operates our automobile sales business. LMP Finance, LLC currently operates our rental and subscription business. 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, but are currently inactive. As a result of the reorganization, Mr. Tawfik was issued 15,750,000 shares of common stock and ST RXR Investments, LLC, or ST RXR, a company wholly owned and controlled by Mr. Tawfik, was issued 5,250,000 shares of common stock.

In February 2018, we completed an offering exempt from the registration requirements of the Securities Act, or a private placement offering, pursuant to which we sold 2,858,030 shares of our common stock, at a purchase price of $3.33 per share, for an aggregate purchase price of $9,517,239.

From June 2018 through October 2018, we sold an aggregate of 787,264 shares of our common stock, in a private placement offering, at a purchase price of $4.75 per share, for an aggregate purchase price of $3,739,505.

During the second and third quarters of 2018, we issued convertible promissory notes in an aggregate principal amount of $1,448,965, or the 6-month notes, pursuant to a private placement offering. The 6-month notes bear interest at 4% per annum and mature six (6) months from the date of issuance, at which time the principal and any accrued but unpaid interest shall be due and payable. The holders of the 6-month notes may, at any time prior to the maturity date, convert the 6-month notes (and accrued interest) into shares of our common stock by dividing (a) the outstanding principal balance and unpaid accrued interest under the applicable 6-month note on the date of conversion by (b) $4.75 (subject to adjustment as provided in the 6-month notes). Based on the terms of the conversion rights, we did not recognize a beneficial conversion discount.

During the year ended December 31, 2019, we repaid eight of the 6-month notes in the principal amount of $962,000, and converted the remaining seven 6-Month Notes to 44,684 shares of common stock with a principal and accrued interest value of $212,249.

During 2019, our CEO retired 18,500,000 beneficially owned shares of common stock for no value. In addition, four non-accredited investors were refunded a total of $20,430, which cancelled 5,055 shares of common stock. Total outstanding shares of common stock prior to our IPO, after the share retirements and refunds, were 6,001,639.

On December 9, 2019, we completed our IPO, selling 2,645,000 shares of common stock at an offering price of $5.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the IPO, which included the exercise in full of the representative’s over-allotment option, were approximately $13,200,000, and net proceeds received after underwriting fees and offering expenses were approximately $12,000,000. Total equity from the IPO after deducting deferred offering expenses of $1,500,000 was approximately $10,500,000.

Employees

As of December 31, 2019, we had 14 full-time employees. Certain employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors, as well as other matters.  None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be strong.

Intellectual Property

We own or have rights to service marks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. In addition, we own or have the rights to trade secrets and other proprietary rights that protect the services that we offer. This annual report on Form 10-K may also contain trademarks, service marks and trade names of other companies, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this annual report on Form 10-K is not intended to, and should not be read to, imply a relationship with or endorsement or sponsorship of us. Solely for convenience, some of the trade names and service marks referred to in this annual report on Form 10-K are listed without their SM symbols, but we will assert, to the fullest extent under applicable law, our rights to our trade names and service marks. All other trademarks, service marks and trade names are the property of their respective owners.

At this time we do not have trademark registrations or copyrights.

We are the registered holder of a variety of domestic and international domain names, including “lmpmotors.com”, “lmpsubscriptions.com” and “lmprentals.com.”

In addition to the protection provided by our intellectual property rights, we generally enter into confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners.

Our Internet website is www.lmpmotors.com.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider each of the following risks, together with all other information set forth in this Annual Report on Form 10-K, including the financial statements and the related notes and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”, before making a decision to purchase, hold or sell our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline and you may lose all or part of your investments.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We are a recently formed holding company with a limited operating history. The Company was incorporated under the laws of Delaware in December 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC into the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. Currently, LMP Motors.com, LLC, which operates our automobile sales business, and LMP Finance, LLC, which operates our rental and subscription business, are the only subsidiaries that generate revenues. 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, but are currently inactive. Because of the uncertainties related to our limited historical operations, including the limited historical operations of LMP Motors.com, LLC, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses, which may materially and adversely affect our business, financial condition, results of operations and the value of an investment in our common stock.

We have a history of net losses.

We expect to continue to incur losses at least in the near term as we invest in and strive to grow our business. We may incur significant losses in the future for a number of reasons, including a decrease in demand for automobiles and our related products and services, losses associated with our strategic acquisitions, increased competition, weakness in the automotive industry generally, as well as other risks described in this annual report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in generating revenue or profitability. If our revenues decrease, we may not be able to reduce costs in a timely manner because many of our costs are fixed at least, in the short term. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future, which may materially and adversely affect our business, financial condition, results of operations and the value of an investment in our common stock.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our initial success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our founder, Chairman, President and Chief Executive Officer, Samer Tawfik, could have a materially adverse effect on our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business could be materially and adversely affected.

We intend to acquire other companies and/or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry, as well as our ability to respond to competitive pressures. Part of our strategy is to do so through the strategic acquisition of complementary businesses, such as independent and franchised dealerships and vehicle rental companies clustered in key metropolitan areas, and technologies, in addition to our own internal development efforts. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	diversion of management time and focus from operating our business to addressing acquisition integration challenges;

●	coordination of technology, research and development, and sales and marketing functions;

●	transition of the acquired company’s users to our website and mobile applications;

●	retention of employees from the acquired company;

●	cultural challenges associated with integrating employees from the acquired company into our organization;

●	integration of the acquired company’s accounting, management information, human resources and other administrative systems;

●	the need to implement or improve controls, policies and procedures at a business that, prior to the acquisition, may have lacked effective controls, policies and procedures;

●	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect on our operating results;

●	liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

●	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with our planned acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business and results of operations.

We expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances. If such capital is not available to us, or is not available on favorable terms, our business, operating results and financial condition may be harmed.

While we intend to use the proceeds from our IPO for our strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes, we expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances, including to increase our marketing expenditures in order to improve our brand awareness, build and maintain our inventory of quality pre-owned vehicles, develop new products or services or further improve existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or other types of financings to secure additional funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

Our business is subject to risks related to the larger automotive ecosystem, including consumer demand, global supply chain challenges and other macroeconomic issues.

Decreases in consumer demand could adversely affect the market for vehicle purchases and, as a result, reduce the number of consumers using our platform. Consumer purchases of vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. Purchases of vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of credit, reductions in business and consumer confidence, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, our business may be negatively affected by challenges to the larger automotive ecosystem, including urbanization, global supply chain challenges and other macroeconomic issues. For example, vehicle rideshare services, such as Uber, Juno, Lyft, and Via, vehicle sharing, and other services that allow people to supplement transit trips and share vehicles are becoming increasingly popular as a means of transportation and may decrease consumer demand for the pre-owned vehicles we sell, particularly as urbanization increases. Additionally, new technologies such as autonomous or self-driving vehicles have the potential to change the dynamics of vehicle ownership in the future. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and operating results.

We face significant competition from existing and new companies that provide, among other things, automobile listings, information, lead generation, and vehicle buying, rental and subscription services.

Our current and future competitors may include:

●	traditional automotive dealerships that could increase investment in technology and infrastructure to compete directly with our online platform;

●	Internet and online automotive sites that could change their models to directly compete with us, such as Google, Amazon, AutoTrader.com, eBay Motors, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com and Cars.com;

●	providers of offline, membership-based vehicle buying services such as the Costco Auto Program;

●	used vehicle dealers or marketplaces with e-commerce business or online platforms such as Carvana, Vroom and Shift;

●	national rental car companies such as Sixt Rent A Car, Hertz, Avis, Budget and Enterprise, as well as local and regional car rental services;

●	vehicle subscription services, and other pay-as-you-go services, such as ZipCar and Flexdrive, and similar services offered by large automobile manufacturers such as Volvo and BMW;

●	other automobile manufacturers that could change their sales models through technology and infrastructure investment; and

●	Peer-to-peer ride-sharing companies.

We also expect that new competitors will continue to enter the online and traditional automotive retail, rental and subscription market with competing brands, business models, products and services, which could have an adverse effect on our revenue, business and financial results. Some of these companies have significantly greater resources than we do and may be able to provide consumers access to a greater inventory of vehicles at lower prices while delivering a competitive online experience.

Our current and potential competitors may also develop and market new technologies that may adversely affect our business and operating results.

Our current and potential competitors may also develop and market new technologies that render our existing or future business model, products and services less competitive, unmarketable or obsolete. For example, manufacturers are beginning to develop automated, driverless vehicles that could eventually reduce the demand for, or replace, traditional vehicles, including the vehicles that we currently sell. Additionally, vehicle rideshare services, such as Uber, Juno, Lyft, and Via, vehicle sharing, and other services that allow people to supplement transit trips and share vehicles, are becoming increasingly popular as a means of transportation and may decrease consumer demand for vehicle ownership. In addition, if our competitors develop business models, products or services with similar or superior functionality to our solutions, it may adversely impact our business.

Our competitors may also impede our ability to reach consumers or commence operations in certain jurisdictions. For example, our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines. Additionally, our competitors could use their political influence and increase lobbying efforts resulting in new regulations or interpretations of existing regulations that could prevent us from operating in certain jurisdictions.

Our current and potential competitors may have significantly greater resources than we do.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their business. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond to changes in the automotive industry more quickly with new technologies and undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our automobiles, products and services could substantially decline. In addition, if one or more of our competitors were to merge or partner with another one of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future providers and suppliers, or other parties with whom we have relationships, thereby limiting our ability to develop, improve and grow our business. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our revenue, business and financial results.

Our business is dependent upon access to a desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors, may have a material adverse effect on our business, sales and results of operations.

Our business requires that we have access to a large number of quality vehicles. We acquire vehicles for sale through numerous sources, including wholesale auction, agreements with manufacturers, independent and franchise dealerships, trade-ins and directly from consumers. The sources from which we can acquire vehicles of a quality and in a quantity acceptable to us are limited, and there is substantial competition to acquire the vehicles we purchase. There can be no assurance that the supply of desirable vehicles will be sufficient to meet our needs. A reduction in the availability of or access to sources of inventory, including an increase in competition for quality vehicles, could diminish our ability to obtain sufficient inventory at a price that we can reflect in retail market prices and would have a material adverse effect on our business, sales and results of operations. Additionally, we evaluate potential vehicles regularly using third-party systems to predict mechanical soundness, consumer desirability and relative value of prospective inventory. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory effectively. Our ability to source vehicles through our appraisal process could also be affected by competition, both from new and used vehicle dealers directly and through third party websites driving appraisal traffic to those dealers.

Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, sales and results of operations.

Our purchases of vehicles are based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of vehicle inventory. An over-supply of vehicle inventory will generally cause downward pressure on our product sales prices and margins and increase our average days to sale.

Pre-owned vehicle inventory has typically represented, and will continue to represent, a significant portion of our total assets. Having such a large portion of our total assets in the form of pre-owned vehicle inventory for an extended period of time subjects us to depreciation and other risks that may affect our results of operations. Accordingly, if we have excess inventory or our average days-to-sale increases, we may be unable to liquidate such inventory in a timely manner, or do so at prices that would allow us to meet margin targets or to recover our costs, which could have a material adverse effect on our results of operations.

Our business is sensitive to changes in the prices of new and pre-owned vehicles.

Any significant changes in retail prices for new or pre-owned vehicles could have a material adverse effect on our revenues and results of operations. For example, if retail prices for pre-owned vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could have a material adverse effect on our results of operations and could result in reduced used vehicle sales and lower revenue. Additionally, manufacturer incentives could contribute to narrowing the price gap between new and pre-owned vehicles. Pre-owned vehicle prices may also decline due to an increased number of new vehicle lease returns over the next several years. While lower prices of pre-owned vehicles reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the value of inventory that we currently hold, which could have a negative impact on gross profit. Furthermore, any significant changes in wholesale prices for pre-owned vehicles could have a material adverse effect on our results of operations by reducing our profit margins.

If our inventory or other costs of operations increase and we are unable to pass along these costs to our customers, we may be unable to maintain or grow our sales margins.

Our inventory and other costs are variable and dependent upon various factors, many of which are outside of our control. A rise in vehicle acquisition costs could erode our sales margins and negatively affect our results of operations. If we incur cost increases, we may seek to pass those increases along to our customers. However, our consumers typically have limits on the maximum amount they can afford, and we may be unable to pass these costs along to them in the form of higher sales prices, which would adversely affect our ability to maintain or increase margins.

We rely heavily on logistics in transporting vehicles for delivery from point of purchase to our facilities, and finally to the customers, via third parties. Our ability to manage this process both internally and through our network of transportation partners could cause a rise in inventory costs and a disruption in our inventory supply chain and distribution. Further, any disruption in the vehicle transport industry or an increase in the cost of transport could adversely affect our results of operations.

We could be negatively affected if losses for which we do not have third-party insurance coverage increase or our insurance coverages prove to be inadequate.

We have third-party insurance coverage, subject to limits, for bodily injury and property damage resulting from accidents involving our vehicles that are rented or subscribed for. We self-insure (that is, we do not have third-party insurance coverage) for other risks, such as theft and damages to vehicles that are rented or subscribed for and are not otherwise covered by renters’ or subscribers’ insurance, and theft and damage to vehicles in our inventory. We account for vehicle damage or total loss at the time such damage or loss is incurred. As a result, we are responsible for damage to our vehicles. A deterioration in claims management, whether by our management or by a third-party claims administrator, could lead to delays in settling claims, thereby increasing claim costs. In the future, we may be exposed to liability for which we self-insure at levels in excess of our historical levels and to liabilities for which we are insured that exceed the level of our insurance. Claims filed against us in excess of insurance limits, or for which we are otherwise self-insured, or the inability of our insurance carriers to pay otherwise-insured claims, could have an adverse effect on our financial condition. For example, damages resulting from a significant natural disaster, such as a hurricane, fire or flood, or judgment against us for liability for damages resulting from our rental program could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Should we be unable to renew our commercial insurance policies at competitive rates, this loss could have an adverse effect on our financial condition and results of operations.

The success of our business relies heavily on our marketing and branding efforts and these efforts may not be successful.

We believe that an important component of our growth will be to successfully attract new visitors to our physical locations and our online platform. Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility with potential customers. We intend to execute our sales and marketing efforts by utilizing a multi-channel approach that utilizes brand building, as well as direct response channels in order to efficiently establish and grow both locally and nationally and to increase the strength, recognition and trust in the LMP brand.

Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.

We rely on Internet search engines and social networking sites to help drive traffic to our website and our facilities, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business would be adversely affected.

We depend in part on Internet search engines, such as Google, Bing and Yahoo!, and social networking sites, such as Facebook, to drive traffic to our website and our facilities. Our ability to maintain and increase the number of visitors directed to our website is not entirely within our control. Our competitors may increase their search engine optimization efforts and outbid us for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, Internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If Internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could decrease or our customer base could decline. Further, Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Any reduction in the number of users directed to our website and/or our facilities through Internet search engines could harm our business and operating results.

The traffic to our websites and mobile applications may decline and our business may be adversely affected if other companies copy information from our websites and publish or aggregate it with other information for their own benefit.

From time to time, other companies copy information from our websites through website scraping, robots or other means, and publish, or aggregate it with other information for their own benefit. When third parties copy, publish, or aggregate content from our websites, it makes them more competitive, and decreases the likelihood that consumers will visit our websites or use our mobile applications to find the information they seek. While we may try to prevent or limit these activities, we cannot guarantee that we will be successful in preventing or properly detecting such activities in the future. We may not be able to detect such third-party conduct in a timely manner and, even if we could, we may not be able to prevent it. In some cases, particularly in the case of third parties that operate outside of the United States, our available remedies may be inadequate to protect us against such activities. In addition, we may be required to expend significant financial or other resources to successfully enforce our rights. If any of these activities were to occur, it could adversely affect our business, results of operations and financial condition.

We depend on our e-commerce business and failure to successfully manage this business and deliver a seamless online experience to our customers could have an adverse effect on our growth strategy, business, financial condition, operating results and prospects.

We believe that sales from our e-commerce platform will account for a meaningful portion of our revenues. Our business, financial condition, operating results and prospects are, and we believe will continue to be, dependent on maintaining our e-commerce business. Dependence on our e-commerce business and the continued growth of our direct and retail channels subjects us to certain risks, including:

●	the failure to successfully implement new systems, system enhancements and Internet platforms;

●	the failure of our technology infrastructure or the computer systems that operate our website and their related support systems, causing, among other things, website downtimes, telecommunications issues or other technical failures;

●	the reliance on third-party computer hardware/software providers;

●	rapid technological change;

●	liability for online content;

●	violations of federal, state, foreign or other applicable laws, including those relating to data protection;

●	credit card fraud;

●	cyber security and vulnerability to electronic break-ins and other similar disruptions; and

●	diversion of traffic and sales from our stores.

Our failure to successfully address and respond to these risks and uncertainties could negatively impact sales, increase costs, diminish our growth prospects and damage the reputation of our brand, each of which could have a material adverse effect on our business, financial condition, operating results and prospects.

Vehicle subscription is a relatively new business model, and may not be widely adopted.

We expect to derive a portion of our revenue from our vehicle subscription service, which is a relatively new and rapidly evolving market. If the market for vehicle subscription fails to grow or grows more slowly than we currently anticipate, our business could be negatively affected. We currently only offer vehicle subscription services in Florida. We intend to expand into markets that we believe are the most likely to adopt vehicle subscription services. However, our efforts to expand within and beyond our existing market may not be successful.

We face risks related to liabilities resulting from the use of our vehicles by our rental and subscription customers.

Our business can expose us to claims for personal injury, death and property damage resulting from the use of vehicles by our rental and subscription customers. For example, a rental or subscription customer may be using a vehicle that has worn tires, a mechanical issue or some other problem, including a manufacturing defect, which could contribute to a motor vehicle accident resulting in serious bodily injury, death or significant property damage for which we may be liable. In addition, since we cannot physically inspect our vehicles after they are delivered to our customers, we depend on our rental and subscription customers and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would only cover losses up to a maximum amount.

In addition, in certain jurisdictions, as the owner of the vehicle, there is the potential that we may have vicarious liability for any damages caused by our renters or subscribers, even if we are not found to be negligent. Any such liability may have a material adverse impact on our business.

We anticipate that our business will be highly seasonal and any occurrence that disrupts our activity during our peak periods could materially adversely affect our results of operations, financial condition, liquidity and cash flows.

Certain significant components of our expenses are fixed, including real estate taxes, rent, insurance, utilities, maintenance and other facility-related expenses, the costs of operating our information technology systems and staffing costs. We anticipate that seasonal changes in our revenues will not affect those fixed expenses, which typically result in higher profitability in periods when our revenues are higher, and lower profitability in periods when our revenues are lower. Any circumstance, occurrence or situation that disrupts our activity during these periods could have a disproportionately material adverse effect on our results of operations, financial condition, liquidity and cash flows due to a significant change in revenue.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to a wide range of federal, state and local laws and regulations. Our sales, rental and subscription services, and related activities, including the sale of complementary products and services, are, or may potentially be, subject to state and local licensing requirements, federal and state (or local) laws regulating vehicle advertising, state or local laws related to sales tax, title and registration, state or local laws regulating vehicle sales and service, and state laws regulating vehicle rentals and subscriptions. For example, a number of state legislatures are proposing to regulate vehicle subscription programs, and in August 2018, the State of Indiana issued a moratorium on vehicle subscription programs until May 1, 2019.

Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. In addition to these laws and regulations that apply specifically to our business, upon the completion of the IPO, we are also subject to laws and regulations affecting public companies, including securities laws and NASDAQ listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs in order to comply with these laws and regulations.

Our business is subject to the state and local licensing requirements of the jurisdictions in which we operate and in which our customers reside. Regulators of jurisdictions in which our customers reside, but for which we do not have an applicable dealer license, could require that we obtain a license or otherwise comply with various state regulations. Regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

With respect to our advertising, private plaintiffs, as well as federal, state and local regulatory and law enforcement authorities, continue to scrutinize advertising, sales, financing and insurance activities in the sale and leasing of pre-owned vehicles. If, as a result, other automotive retailers adopt more transparent, consumer-oriented business practices, it may be difficult for us to differentiate ourselves from other retailers.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change.

Changes in government regulation affecting the communications industry could harm our prospects and operating results.

The Federal Communications Commission, or the FCC, has jurisdiction over the U.S. communications industry. Under current rules, the FCC regulates broadband Internet service providers as telecommunications service carriers under Title II of the Telecommunications Act and enforces net neutrality regulations that prohibit blocking, degrading or prioritizing certain types of internet traffic.

On February 26, 2015, the FCC reclassified broadband Internet access services in the United States as a telecommunications service subject to some elements of common carrier regulation, including the obligation to provide service on just and reasonable terms, and adopted specific net neutrality rules prohibiting the blocking, throttling or “paid prioritization” of content or services. However, in May 2017, the FCC issued a notice of proposed rulemaking to roll back net neutrality rules and return to a “light touch” regulatory framework. Consistent with this notice, on December 14, 2017, the FCC once again classified broadband Internet access service as an unregulated information service and repealed the specific rules against blocking, throttling or “paid prioritization” of content or services. It retained a rule requiring Internet service providers to disclose their practices to consumers, entrepreneurs and the FCC. A number of parties have already stated they would appeal this order and it is possible Congress may adopt legislation restoring some net neutrality requirements.

The elimination of net neutrality rules and any changes to the rules could affect the market for broadband Internet access service in a way that affects our business. For example, any actions taken by Internet access providers to provide better Internet access to our competitors’ websites or limit the bandwidth and speed for the transmission of data from our websites, could adversely affect our business, operating results, and financial condition.

We are subject to environmental laws and may be subject to environmental liabilities that could have a material adverse effect on us in the future.

We are subject to various federal, state and local environmental laws and governmental regulations relating to the operation of our business, including those governing the handling, storage and disposal of hazardous substances such as motor oil, gasoline, solvents, lubricants, paints and other substances at our facilities. We face potentially significant costs relating to claims, penalties and remediation efforts in the event of non-compliance with existing and future laws and regulations. A failure by us to comply with environmental laws and regulations could have a material adverse effect on our business financial condition and results of operations.

Changes in the laws and regulations to which our business and industry is subject could have a material adverse effect on our business, sales, results of operations and financial condition.

Recent federal legislative and regulatory initiatives and reforms may result in an increase in expenses or a decrease in revenues, which could have a material adverse effect on our results of operations. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, regulates, among other things, the provision of consumer financing. The Dodd-Frank Act established the Consumer Financial Protection Bureau, or the CFPB, a consumer financial protection agency with broad regulatory powers. The CFPB is responsible for administering and enforcing laws and regulations related to consumer financial products and services, including our provision of vehicle financing and our receivables sale facilities. The evolving regulatory environment in the wake of the Dodd-Frank Act and the creation of the CFPB may increase the cost of regulatory compliance or result in changes to business practices that could have a material adverse effect on our results of operations.

The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

If we fail to comply with the Telephone Consumer Protection Act, or the TCPA, we may face significant damages, which could harm our business, financial condition, results of operations and cash flows.

We utilize telephone calls and intend to utilize text messaging as a means of responding to customer interest in purchasing, renting or subscribing for vehicles. We generate leads from our website by prompting potential customers to provide their phone numbers so that we may contact them in response to their interest in specific vehicles. We also intend to engage and pay third parties to provide us with leads. A portion of our revenue comes from sales that involve calls made by our internal call centers to these potential customers.

The TCPA, as interpreted and implemented by the FCC, imposes significant restrictions on utilization of telephone calls and text messages to residential and mobile telephone numbers as a means of communication, when the prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions and statutory penalties for TCPA violations ranging from $500 to $1,500 per violation, which is often interpreted to mean per phone call.

While we intend to implement processes and procedures to comply with the TCPA, any failure by us or the third parties on which we rely for data to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future regulations could result in legal and monetary liability, fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes to the TCPA or its interpretation that further restrict the way we contact and communicate with our potential customers or generate leads, or any governmental or private enforcement actions related thereto, could adversely affect our ability to attract customers and harm our business, financial condition, results of operations and cash flows.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, Internet neutrality and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

Though we seek at all times to be in full compliance with all such laws, we cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could damage our reputation and brand, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our website by consumers and result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations.

We collect, process, store, share, disclose and use personal information and other data, and our actual or perceived failure to protect such information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, share, disclose and use personal information and other data provided by consumers. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of such information. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by consumers and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business and operating results.

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy related matters, even if unfounded, could harm our business and operating results. There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with and may be inconsistent between jurisdictions or conflict with other rules. We generally comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules, our practices, or new regulations that could be enacted. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. This also could cause consumers and vendors to lose trust in us, which could have an adverse effect on our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put consumer and vendor information at risk and could in turn harm our reputation, business and operating results.

A significant disruption in service on our website could damage our reputation and result in a loss of consumers, which could harm our business, brand, operating results and financial condition.

Our brand, reputation and ability to attract customers depend on the reliable performance of our website and the supporting systems, technology and infrastructure. We may experience significant interruptions with our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses, or physical or electronic break-ins, could affect the availability of our inventory on our website and prevent or inhibit the ability of customers to access our website. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

We utilize cloud computing, or the practice of using shared processing resources at third party locations, to operate our website and e-commerce platform. We do not own or control the operation of these third party locations. These third party systems, software and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.

Problems faced by our third party web hosting providers could adversely affect the experience of our customers. For example, our third party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our network operations could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations as well as cause delays and additional expenses in arranging access to new facilities and services, any of which could harm our reputation, business, operating results and financial condition.

We rely on internal and external logistics to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with the transportation industry. Many of these risks and costs are out of our control, and any of them could have a material adverse effect on our business, financial condition and results of operations.

We rely on a combination of internal and external logistics for third parties to transport vehicles from point of purchase to our facilities, and finally to the customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, gasoline prices, recalls affecting our vehicle fleet, local and federal regulations, vehicular crashes, insufficient internal capacity, rising prices of external transportation vendors, fuel prices and taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, and increasing equipment and operational costs. Failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and distribution, which may adversely affect our operating results and financial condition.

Our failure to maintain a reputation of integrity and to otherwise maintain and enhance our brand could adversely affect our business, sales and results of operations.

Our business model is based on our ability to provide customers with a transparent and simplified solution to vehicle buying, renting and subscribing that we believe will save them time and money. If we fail to build and maintain a positive reputation, or if an event occurs that damages this reputation, it could adversely affect consumer demand and have a material adverse effect on our business, sales and results of operations. Even the perception of a decrease in the quality of our brand could negatively impact results.

Complaints or negative publicity about our business practices, marketing and advertising campaigns, compliance with applicable laws and regulations, the integrity of the data that we provide to users, data privacy and security issues, and other aspects of our business, especially on industry-specific blogs and social media websites, and irrespective of their validity, could diminish consumer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information and opinions can be shared and, thus, the speed with which reputation can be affected. If we fail to correct or mitigate misinformation or negative information, including information spread through social media or traditional media channels, about us, the vehicles we offer, our customer experience, or any aspect of our brand, it could have a material adverse effect on our business, sales and results of operations.

Our ability to grow our complementary product and service offerings may be limited, which could negatively impact our growth rate, revenues and financial performance.

If we introduce or expand additional product and service offerings for our platform, such as services or products involving other vehicles, sales of new vehicles, or vehicle trade-ins, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets would place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, if at all. In attempting to establish new service or product offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer service personnel and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these complementary products and services to consumers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could adversely affect our business and results of operations.

If we do not adequately address our customers’ shift to mobile device technology, operating results could be harmed and our growth could be negatively affected.

Our future success depends in part on our ability to provide adequate functionality for visitors who use mobile devices to shop for vehicles and the number of transactions with us that are completed by those users. The shift to mobile technology by our users may harm our business in the following ways:

●	consumers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;

●	we may not continue to innovate and introduce enhanced products that can be suitably conveyed on mobile platforms;

●	consumers using mobile devices may believe that our competitors offer superior products and features based in part on our inability to provide sufficient website functionality to convince a mobile device user to transact with us; or

●	regulations related to consumer finance disclosures, including the Truth in Lending Act, may be interpreted, in the context of mobile devices, in a manner which could expose us to legal liability in the event we are found to have violated applicable laws.

If we do not develop, upgrade and maintain suitable functionality for users who visit our website using a mobile device, our business and operating results could be harmed.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our sales and results of operations, which could impact the supply of vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. Recalls and the increased regulatory scrutiny surrounding selling pre-owned vehicles with open safety recalls could (i) adversely affect pre-owned vehicle sales or evaluations, (ii) cause us to temporarily remove vehicles from inventory, (iii) cause us to sell affected vehicles at a loss, (iv) force us to incur increased costs and (v) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.

The current geographic concentration where we provide services creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may materially adversely affect our financial condition and results of operations.

We currently conduct business through our corporate and fulfillment, rental and subscription center located in Plantation, Florida. We currently hold all of our inventory at our Plantation location. While we have insurance to cover certain losses on those vehicles, events such as theft, fire, flood, or hail could adversely impact our business. In addition, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population. In addition, severe weather conditions, acts of God and other catastrophic occurrences in the area in which we operate or from which we obtain inventory may materially adversely affect our financial condition and results of operations. Such conditions may result in physical damage to our properties and loss of inventory. Any of these factors may disrupt our business and materially adversely affect our financial condition and result of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new geographic markets.

We may rely on agreements with third parties to finance our vehicle inventory purchases. If we fail to maintain adequate relationships with third parties to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations.

We may rely on agreements with third party lenders to finance our vehicle inventory purchases. If we are unable to enter into agreements on favorable terms or at all, or if the agreements expire and are not renewed, our inventory supply may decline, resulting in fewer vehicles available for sale. New funding arrangements may be at higher interest rates or other less favorable terms. These financing risks, in addition to rising interest rates and changes in market conditions, if realized, could negatively impact our results of operations and financial condition.

Our business is affected by the availability of financing to its customers.

Many of our customers finance their vehicle purchases. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand and may continue to do so. There continue to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions or the credit worthiness of our customers worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products and have a material adverse effect on our business, financial condition and results of operations.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business and operating results.

Our business depends on our intellectual property, technology and confidential information, the protection of which is crucial to the success of our business. We attempt to protect our intellectual property, technology and confidential information by requiring certain of our employees and consultants to enter into confidentiality agreements and certain third parties to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We currently hold rights to the “lmpmotors.com,” “lmprentals.com” and “lmpsubscriptions.com” Internet domain names and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain all domain names that we believe are important for our business.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employees or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while we intend to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.

We may, from time to time, face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Patent and other intellectual property litigation may be protracted and expensive, the results are difficult to predict and may require us to stop offering some features, purchase licenses or modify our products and features while we develop non-infringing substitutes or may result in significant settlement costs.

Even if these matters that do not result in litigation are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our business, our operating results and our reputation.

Our platform utilizes open source software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

We use open source software in our platform and expect to use open source software in the future. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain open source licenses, if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open source software cannot be eliminated and could negatively affect our business and operating results.

We rely on third party technology to complete critical business functions. If that technology fails to adequately serve our needs and we cannot find alternatives, it may negatively impact our operating results.

We rely on third party technology for certain of our critical business functions, including vehicle telemetry, network infrastructure for hosting the website and inventory data, software libraries and development environments and tools, services that allow customers to digitally sign contracts, and customer service call center management software. If these technologies fail or we cannot maintain our relationships with the technology providers and we cannot find suitable alternatives, our financial condition and operation results may be adversely affected.

The obligations associated with being a public company require significant resources and management attention, and we incur increased costs as a result of being a public company.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we had not incurred as a private company, and we expect to incur additional costs related to operating as a public company. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and proxy and other information statements, as well as the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act and the Public Company Accounting Oversight Board, or the PCAOB, and the listing requirements of Nasdaq, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

●	prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules and NASDAQ rules;

●	expand the roles and duties of our board of directors and committees thereof and management;

●	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;

●	institute more comprehensive financial reporting and disclosure compliance procedures;

●	involve and retain, to a greater degree, outside counsel and accountants to assist us with the activities listed above;

●	build and maintain an investor relations function;

●	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

●	comply with the listing and maintenance requirements of NASDAQ; and

●	comply with the Sarbanes-Oxley Act.

We expect these rules and regulations, and any future changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases, due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We may be subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, they could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to various litigation matters from time to time, which could have a material adverse effect on our business, results of operations and financial condition. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations, and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business.

Certain payments made by the Company in 2018 could be construed by a regulator as transaction-based compensation to an unregistered broker dealer.

The SEC could characterize certain payments made by us to consultants as compensation to unregistered broker dealers based on investment proceeds. In the event such payments are characterized as such, we may need to remediate with certain investors introduced to us by any such consultant(s), which investors hold less than five percent of the shares of our common stock outstanding prior to this offering and less than one percent of our common shares following this offering, assuming the offering is consummated on the terms set forth in this prospectus. Such remediation may include offering the affected investors the right to rescind their investment in us. Any of these actions could expose us to liability which may have an adverse effect on our reputation, operating results and financial condition. We estimate the maximum amount of any such remediation costs would be $771,102 plus accrued interest.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances; or

●	changes in tax laws, regulations or interpretations thereof.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

The wording, interpretation and enforcement of existing and future sales, use and excise tax laws by state and local governments could impact sales and income from operations.

We are subject to state and local sales, use and excise tax laws of those states and localities in which we have a sufficient tax nexus. As we expand our operations we will likely be subject to more taxing jurisdictions. In that regard, the wording, interpretation and enforcement of those tax laws by such state or local governments could negatively impact our income and sales in such jurisdictions. Because a state or locality’s wording, interpretation or enforcement of its tax laws may change over time, such as through new legislation, the issuance of new rules, regulations or by court or administrative decisions, or merely from new administrative or audit policies or positions, it cannot be predicted whether or to what extent these changes will be negative to our operations and sales in any such jurisdiction.

An increasing number of states and foreign jurisdictions have considered or adopted laws or administrative practices, with or without notice, that impose new taxes on all or a portion of gross revenue or other similar amounts or impose additional obligations on remote sellers and online marketplaces to collect transaction taxes such as sales, consumption, value added, or similar taxes. In June 2018, the U.S. Supreme Court in South Dakota v. Wayfair, Inc. et al. held that states can require remote sellers to collect state and local sales taxes, which, given the scope of our anticipated operations, could increase the complexity and risks for us to comply with such laws. We may not have sufficient lead time to build systems and processes to collect these taxes properly, or at all. Failure to comply with such laws or administrative practices, or a successful assertion by such states or foreign jurisdictions requiring us to collect taxes where we do not, could result in substantial tax liabilities and could have a material adverse effect on our business, financial condition, operating results and prospects.

We are also subject to U.S. (federal and state) and foreign laws, regulations and administrative practices that require us to collect information from our customers, vendors merchants, and other third parties for tax reporting purposes and report such information to various government agencies. The scope of such requirements continues to expand, requiring us to develop and implement new compliance systems. Failure to comply with such laws and regulations could result in significant penalties and could have a material adverse effect on our business, financial condition, operating results and prospects.

Risks Related to Ownership of our Common Stock

There has been no public market for our common stock prior to our IPO, and an active market in which investors can resell their shares of our common stock may not develop.

As our IPO was completed in December 2019, there has been minimal public market activity for our common stock. We cannot predict the extent to which an active market for our common stock will develop or be sustained after our IPO, or how the development of such a market might affect the market price of our common stock.

Our founder, Chief Executive Officer, President, and Chairman of the board of directors, Samer Tawfik, beneficially owns a majority of our outstanding common stock. As a result, he has substantial voting power in all matters submitted to our stockholders.

Our founder, Chief Executive Officer, President, and Chairman of the board of directors, Samer Tawfik, beneficially owns approximately 43.55% of our outstanding common stock. He has substantial voting power in all matters submitted to our stockholders for approval including:

●	election of our board of directors;

●	removal of any of our directors;

●	any amendments to our certificate of incorporation or our Bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, Mr. Tawfik’s beneficial stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our Company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include provisions that:

●	permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships by the affirmative vote of a majority of the directors or stockholders holding at least 66⅔% of the issued and outstanding shares of common stock;

●	provide that directors may only be removed by the majority of the shares of voting stock then outstanding;

●	require a two-thirds majority of all directors who constitute the board of directors or a 75% majority voting of all holders of common stock to adopt, amend or repeal any and all provisions of our Bylaws;

●	provide different term limits to the directors of the Company according to their classification;

●	require 66⅔% of the voting power of all then-outstanding shares of capital stock of the Company entitled to vote generally in election of directors to amend, alter or repeal, or adopt any provision inconsistent with certain sections of our Certificate of Incorporation;

●	eliminate the ability of our stockholders to call special meetings of stockholders; and

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Section 203. Section 203 generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any holder of at least 15% of our capital stock for a period of three years following the date on which the stockholder became a 15% stockholder unless the business combination is, or the transaction in which the person became an interested stockholder was, approved in a prescribed manner or another prescribed exception applies.

The market price of our common stock may fluctuate, and you could lose all or part of your investment.

The price of our common stock may decline below the initial offering price of our common stock. The stock market in general, and the market price of our common stock, will likely be subject to fluctuation, whether due to, or irrespective of, our operating results, financial condition and prospects.

Our financial performance, our industry’s overall performance, changing consumer preferences, technologies, government regulatory action, tax laws and market conditions in general could have a significant negative impact on the future market price of our common stock. Some of the other factors that could negatively affect our share price or result in fluctuations in our share price include:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to list our common stock on NASDAQ and our subsequent ability to maintain such listing.

We are a public reporting company under the Exchange Act, and therefore publicly report on an ongoing basis as an “emerging growth company” under the reporting rules set forth under the Exchange Act.

We are a public reporting company under the Exchange Act. We have elected to publicly report on an ongoing basis as an “emerging growth company” under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies which may make our common stock less attractive to investors, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;

●	taking advantage of extensions of time to comply with certain new or revised financial accounting standards;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years; although, we would cease to be an emerging growth company if we have more than $1.07 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion in principal amount of non-convertible debt over a three-year period.

Accordingly, for so long as we report as an emerging growth company, we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not “emerging growth companies,” and our stockholders could receive less information than they might expect to receive from more mature public companies.

We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report we file with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer a non-accelerated filer or no longer an emerging growth company if we take advantage of the exemptions available to us through the JOBS Act.

We are in the very early stages of the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. As we transition to the requirements of reporting as a public company, we may need to add additional finance staff. We may not be able to remediate any future material weaknesses, or to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls when they are required to issue such opinion, investors could lose confidence in the accuracy and completeness of our financial reports, which could harm our stock price.

We may not be able to satisfy listing requirements of NASDAQ or maintain a listing of our common stock on NASDAQ.

As our common stock is listed on NASDAQ, we must meet certain financial and liquidity criteria to maintain such listing. If we violate NASDAQ listing requirements, our common stock may be delisted. If we fail to meet any of NASDAQ’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from NASDAQ may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

The preparation of our financial statements involves the use of estimates, judgments and assumptions, and our financial statements may be materially affected if such estimates, judgments or assumptions prove to be inaccurate.

Financial statements prepared in accordance with accounting principles generally accepted in the United States of America typically require the use of estimates, judgments and assumptions that affect the reported amounts. Often, different estimates, judgments, and assumptions could reasonably be used that would have a material effect on such financial statements, and changes in these estimates, judgments and assumptions may occur from period to period over time. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to, determining the fair value of assets and the timing and amount of cash flows from assets. These estimates, judgments and assumptions are inherently uncertain and, if our estimates were to prove to be wrong, we would face the risk that charges to income or other financial statement changes or adjustments would be required. Any such charges or changes could harm our business, including our financial condition and results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our financial statements and our business.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or, together, our securities, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our securities, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with our IPO, the Company entered into a lock-up agreement that prevents it, subject to certain exceptions, from offering additional shares of capital stock of the Company for up to one hundred and eighty (180) days after the date of the IPO, as further described in the section titled “Underwriting.” In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NASDAQ or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. In March 2018, we entered into a lease agreement with a related party commonly owned by our CEO, effective through February 2023 with the option to extend to February 2028 for approximately 8,800 square feet of office, storage, and showcase space for our corporate headquarters in Plantation, Florida. We believe that our facilities are adequate to meet our needs for the immediate future and that, should it be needed, we will be able to secure additional space to accommodate the expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions that arise in the ordinary course of business. Although the results of litigation and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity or capital resources.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On December 5, 2019, our common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the ticker symbol “LMPX” and our IPO closed on December 9, 2019. Prior to that time, there was no public market for our common stock.

Our preferred stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 100,000,000 shares of common stock, and up to 20,000,000 shares of preferred stock. As of December 31, 2019, there were 156 shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of December 31, 2019, there were no shareholders of record of our preferred stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During February 2018, we commenced a private placement equity offering, pursuant to which we sold 2,858,030 shares of our Common Stock at a price of $3.33 per share, for aggregate consideration of approximately $9,517,200.

During the second and third quarters of 2018, we commenced a private placement equity offering, pursuant to which we sold 787,264 shares of our Common Stock through September 30, 2018 at a price of $4.75 per share, for aggregate consideration of approximately $3,739,500.

The private placements discussed above are exempt from registration pursuant to Regulation D of the Securities Act, as the foregoing issuances did not involve a public offering, the recipients were “accredited investors” and/or had access to similar information as would be included in a Registration Statement under the Securities Act. No underwriters or agents were involved in the foregoing issuances.

ITEM 6. SELECTED FINANCIAL DATA.

You should read the following selected financial data in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data” and other financial information included elsewhere in this Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2019 and 2018 and the consolidated balance sheets data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year ended December 31,
	2019	2018
Consolidated Statements of Operations Data:
Revenues	$10,858,594	$16,610,786
Gross loss	(147,026)	(1,956,989)
Net loss	$(4,029,851)	$(6,490,293)
Net loss per share – basic and diluted	$(0.24)	$(0.27)
Weighted average number of common shares – basic and diluted	16,577,106	23,764,021

	Year ended December 31,
	2019	2018
Consolidated Balance Sheets Data:
Cash	$6,508,055	$424,152
Working capital	14,963,631	8,187,532
Total assets	19,908,249	14,216,571
Accumulated deficit	(10,600,358)	(6,552,886)
Total stockholders’ equity	15,847,437	14,216,571

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  Total shares of Common Stock issued and outstanding were 8,691,323 and 24,645,294 for the years ended December 31, 2019 and 2018, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Annual Report on Form 10-K, and our financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. Except when stated otherwise, we present the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations on a consolidated basis.

Overview

LMP Automotive Holdings, Inc., through our subsidiaries, currently offers our customers the opportunity to buy, sell, rent, and subscribe for, and obtain financing for automobiles both online and in person.

We describe our business model as “Buy, Rent or Subscribe, Sell and Repeat.” This means that we “Buy” pre-owned automobiles primarily through auctions or directly from other automobile dealers, and new automobiles from manufacturers and manufacturer distributors at fleet rates. We “Rent or Subscribe” by either renting automobiles to our customers or allowing them to enter into our subscription plan for automobiles in which customers have use of an automobile for a minimum of thirty (30) days. We “Sell” our inventory, including automobiles previously included in our rental and subscription programs, to customers as well, and then we hope to “Repeat” the whole process.

Recent Developments

Public Offerings

On February 13, 2020, we completed an underwritten public offering of 1,200,000 shares of our common stock at a public offering price of $16.00 per share, raising gross proceeds of approximately $19,200,000 and net proceeds received after underwriting fees and offering expenses were approximately $17,500,000. We intend to use the proceeds from the offering for strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes.

Asset Acquisition

On February 19, 2020, we purchased approximately a $2,900,000 luxury vehicle fleet and entered into a non-exclusive perpetual software license for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores.  Any enhancements to the software will be our exclusive property.  The Bancorp and Sutton Leasing have agreed to finance the vehicles. We paid approximately $526,000 in cash and issued 33,183 shares of our common stock at $14.69 per share (the closing price of our common stock on February 19, 2020) for the remainder of the transaction.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Revenue Recognition

Used Vehicle Sales Revenue

Our business consists of retail and wholesale sales of used vehicles to customers. Sales are based on a physical showroom and efficient online showrooms on our websites. We offer a home delivery service so that it delivers the car to the place agreed upon with the client. We also sell used vehicles in auctions.

We recognize revenue when we satisfy a performance obligation by transferring control of a vehicle to a customer. The prices of the vehicles are stated in its contracts at stand-alone selling prices, which are agreed upon with our customer prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed-upon price stated in the contract, including any delivery charges. In addition, any noncash consideration received from a customer (i.e., trade-in vehicles) is recognized at fair value. Customer payment is received or third-party financing is confirmed prior to vehicle transfer.

We lease vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases. These lease terms are short term in nature and generally less than one year. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a direct-financing lease, sales-type lease, or operating lease, as appropriate. If a lease meets one of the following five criteria, the lease is classified as either a sales-type lease or direct financing lease; otherwise, it will be classified as an operating lease.

●	The lease transfers ownership of the property to the lessee by the end of the lease term;

●	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;

●	The lease term is for the major part of the remaining economic life of the underlying asset (at least 75%);

●	The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset;

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Revenue on direct financing and sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within Vehicle Sales Revenues and Vehicle Sales Cost of Revenues in our consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Subscription Revenue

We offer a vehicle subscription plan where a customer will pay a monthly fee in exchange for access to a vehicle. Our subscriptions include monthly swaps, scheduled maintenance and upkeep, license and registration and in most cases roadside assistance. Customers have the flexibility to up-or-downgrade a vehicle monthly, with the vehicle payment adjusted accordingly. There is an activation payment at subscription inception that varies based upon the monthly payment of the selected vehicle. Monthly vehicle payments are dependent upon the vehicle selected by the customer. Due to the nature of the subscription contract, where the subscriber can swap out the vehicle in the contract and the performance obligation is completed and recognized each month, the revenues earned under these contracts are recognized in accordance with ASC 606.

We recognize revenue when we satisfy a performance obligation by transferring control of a vehicle to a customer under a subscription contract. The prices of the vehicles are stated in our contracts at stand-alone subscription prices, which are agreed upon with the customer prior to delivery. We satisfy our performance obligation for monthly subscription payments upon delivery to the customer and in each subsequent month the customer retains possession of the vehicle. We recognize revenue at the agreed-upon price stated in the contract in the month earned.

We also receive a one-time, non-refundable payment as an activation fee to our vehicle subscription program. This fee is deferred and amortized to income monthly over the term of the subscription, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription.

Customer payment has been received prior to initial vehicle transfer and on each monthly recurring anniversary date. We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Rental Revenue

The Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under FASB ASC 842, Leases.

Performance obligations associated with rental related activities, such as charges to the customer for the fueling of vehicles and value-added services such as loss damage waivers, navigation units, and other ancillary and optional products, are also satisfied over the rental period.

Payments are due from customers at the time of reservation. Additional charges incurred by the customers are collected at the time of vehicle return. We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on our management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at December 31, 2019 or 2018.

Stock-Based Compensation

We recognize the cost of services received in exchange for awards of stock options in accordance with ASC 718 “Stock Compensation”, based on the fair value of those awards at the date of grant over the requisite service period, which generally is the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock option awards.

Income Taxes

We account for income taxes under ASC 740 - Income Taxes which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of the Financial Accounting Standards Board (“FASB”) Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Per Share Information

We compute net loss per share accordance with FASB ASC 205 “Earnings per Share.” FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist of cash, prepaid expenses, payables, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the consolidated financial statements to approximate fair value, due to their short-term nature.

Inventory

Our inventory consists of automobiles, which are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at December 31, 2019 and 2018 are recorded based on perpetual inventory records.

We depreciate our fleet inventory monthly based on 1% of initial cost starting in 2018 when the subscriptions and rentals were launched. For the year ended December 31, 2019 and 2018, fleet vehicle depreciation approximated $991,000 and $640,000, respectively. This depreciation was recorded to Cost of revenues – subscription and rental.

We periodically review our automobile inventory to determine whether any inventories have become obsolete or have declined in value and record a charge to operations for known and estimated inventory obsolescence.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, ranging from 5 to 7 years.

Valuation of Long-Lived Assets

We periodically evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Leases

We adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The adoption of the new lease standard had a significant impact on our Consolidated Balance Sheets but did not have a significant impact on our lease classification or a material impact on our Consolidated Statements of Operations and liquidity.

In order to calculate our lease liability, we make certain assumptions related to lease term and discount rate. For lease terms, we evaluate renewal options. When available, we use the rate implicit in the lease to discount lease payments to present value. However, our lease does not provide a readily determinable implicit rate. Therefore, we estimate the rate to discount lease payments based on the 5-year Treasury constant maturity rate on the date of the commencement of the lease.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

Revenues and Costs of Revenues

We generated total revenues of $10,858,594 for the year ended December 31, 2019, including rental and subscription revenue of $351,885 and $1,389,679, respectively, as compared with total revenues of $16,610,786, including rental and subscription revenue of $539,952 and $356,323, respectively, during the comparative year ended December 31, 2018, a decrease of $5,752,192. The decrease mainly was due to the decrease in our vehicle sales, offset by an increase in our subscription segment of the business.

Costs of revenues were $11,005,620 for the year ended December 31, 2019, including subscription and rental costs of $1,285,907, resulting in a negative gross margin of $147,026. Costs of revenues were $18,567,775 for the year ended December 31, 2018, including subscription and rental costs of $889,388, resulting in a negative gross margin of $1,956,989. This resulted in a decrease in cost of revenues over the year of $7,562,155 and resulted in an improvement of gross margin of $1,809,963. The decrease in cost of revenues is mainly due to the decrease in our vehicle sales, offset by an increase in our subscription segment of the business. We have sustained negative gross margins mainly due to the vehicle depreciation and sales of vehicles at losses in order to generate immediate cash to fund the payments on the convertible notes, our common stock repurchases, and to fund monthly overhead costs. However, the gross margin percentage has increased from a negative 12% for the year ended December 31, 2018 to a negative 1% for the year ended December 31, 2019.

Selling, General and Administrative Expenses

We incurred SG&A expenses of $2,974,752 during the year ended December 31, 2019, a decrease of $348,804 as compared with $3,323,556 incurred during the year ended December 31, 2018. The decrease is mainly due to decreases in expenses related to payroll of approximately $163,000, advertising of approximately $160,000 and rent of approximately $142,000. In addition, we discontinued our Miami Beach, FL rental operations and consolidated them with our Plantation, FL operation in the second quarter of 2019.

Acquisition, Consulting, and Legal Expenses

We incurred acquisition, consulting, and legal expenses of $761,813 during the year ended December 31, 2019, as compared to $722,722 during the year ended December 31, 2018, an increase of $39,091. The increase during 2019 is mainly due to the increased use of outside accounting consultants and audit fees.

Net Losses

We sustained net losses of $4,029,851 and $6,490,293 for the years ended December 31, 2019 and 2018, respectively, for the reasons described above.

Non-GAAP Financial Measures

We have provided certain non-GAAP financial measures, including EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins, to supplement its financial results that are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Management uses these financial metrics internally in analyzing our financial results to assess operational performance and to determine our future capital requirements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to these financial metrics in assessing our performance and when planning, forecasting and analyzing future periods. We believe these financial metrics are useful to investors and others to understand and evaluate our operating results and it allows for a more meaningful comparison between our performance and that of our competitors. Our use of EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins have limitations as analytical tools, and you should not consider these performance measures in isolation from or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider these financial metrics along with other financial performance measures, including total revenues, total gross profit and net loss presented in accordance with GAAP.

EBITDA

We define EBITDA as net loss before interest expense, income tax expense, depreciation (including vehicle inventory impairment) and amortization.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Year ended December 31,
	2019	2018	Change
EBITDA
Net loss	$(4,029,851)	$(6,490,293)	$2,460,442
Interest expense	34,637	31,377	3,260
Tax	-	-	-
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles, fleet vehicles, and inventory impairment	1,812,472	1,214,927	597,545
EBITDA	$(2,182,742)	$(5,243,989)	$3,061,247

Subscription Leasing and Rental Margins

We calculate Subscription Leasing and Rental Margins by deducting subscription and rental cost of revenues from subscription fee and rental revenues adjusted for non-recurring, material adjustments.

The following table provides a reconciliation of Subscription Leasing and Rental Margins to subscription fee and rental revenues, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Year ended December 31,
	2019	2018	Change
Subscription Leasing and Rental Margins
Subscription fees revenue	$1,389,679	$356,323	$1,033,356
Rental revenues	351,885	539,952	(188,067)
Total subscription fees and rental revenues	1,741,564	896,275	845,289
Subscription and rental cost of revenues	(1,285,907)	(889,388)	(396,519)
Gross profit	$455,657	$6,887	$448,770
Subscription leasing and rental margins	26.2%	0.8%	25.4%

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues and inventory impairment from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Year ended December 31,
	2019	2018	Change
Vehicle Sales Margins
Vehicle sales revenue	$9,111,513	$15,714,511	$(6,602,998)
Vehicles sales cost of revenues	(8,993,797)	(17,148,404)	8,154,607
Inventory impairment	(725,916)	(529,983)	(195,933)
Gross loss	$(608,200)	$(1,963,876)	$1,355,676
Vehicle sales margin	-7%	-12%	-6%

Plan of Operations

Our operations have been limited to date. We recently completed our IPO where we received proceeds of approximately $12,000,000 (net equity of $10,500,000 after deducting deferred offering expenses). We plan to use the net proceeds from the offering for our strategic acquisitions, to build our vehicle inventory, and for working capital and other general corporate purposes.

Liquidity and Capital Resources

Cash Flow Activities

As of December 31, 2019, we had an accumulated deficit of $10,600,358. We have incurred net losses since inception, and have funded operations primarily through sales of our common stock, issuance of debt and a related party line of credit. As of December 31, 2019 we had $6,508,055 in cash.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(3,981,754)	$(13,472,142)
Net cash used in investing activities	(155,342)	(437,957)
Net cash provided by financing activities	10,220,999	14,116,891
Net increase in cash	6,083,903	206,792

Operating Activities

We used $3,981,754 in cash flows from operating activities during the year ended December 31, 2019, as compared to $13,472,142 during the year ended December 31, 2018. In 2019, the use of cash in operating activities was primarily due to the net loss of $4,029,851 and in 2018 it was primarily due to the net loss of $6,490,293 as well as the net increase in inventory of $8,500,797.

Investing Activities

We used $155,342 and $437,957 of cash flows in investing activities during the years ended December 31, 2019 and 2018, respectively. We continue to purchase new property and equipment and capitalize software development costs as part of our business plan to grow the company.

Financing Activities

We generated $10,220,999 of cash flows in financing activities during the year ended December 31, 2019, as compared to $14,116,891 generated during the year ended December 31, 2018. During 2019, we received aggregate gross proceeds from the IPO, which included the exercise in full of the representative’s over-allotment option, of approximately $13,200,000, and net proceeds received after underwriting fees and offering expenses were approximately $12,000,000. Total equity from the IPO after deducting deferred offering expenses of $1,500,000 was $10,500,000. In 2018, we received cash of $13,256,534 from the issuance of stock in private placements and $1,448,965 from the issuance of convertible notes. In 2019 we borrowed approximately $2,164,000 on vehicle floorplan and notes payables. These increases in cash in 2019 were offset by full repayment of the related party line of credit.

Use of Cash and Cash Requirements

During the fourth quarter of 2018 and in the first quarter of 2019, we sold certain fleet vehicles to make payments on convertible notes and fund our common stock repurchases, as well as to fund our monthly recurring overhead.

Consolidation of Operations

In 2019 we discontinued our Miami Beach, FL rental operations and consolidated these operations with our Plantation, FL operation. As a result, two leases that approximated $415,000 per year were terminated and we reduced staff by eight employees whose salaries approximated $356,000.

Sources of Capital

From inception to December 31, 2017, we funded our activities through capital contributions from Mr. Tawfik and issuances of notes payable to related parties.

In January 2018, we entered into a $1,500,000 revolving line of credit (the “Revolving Credit Facility”) with ST RXR, which is owned and controlled by our founder, Chairman, President and Chief Executive Officer, pursuant to a Revolving Line of Credit Agreement (the “LOC Agreement”). In September 2019 the LOC Agreement was amended and the line of credit was increased to $4,000,000. In the fourth quarter of 2019, the outstanding balance on the LOC was paid in full.

From January 1 through September 30, 2018, we received an aggregate of $14,705,499 through the (i) issuances of the 6-Month Notes payable in the principal amount of $1,448,965, (ii) issue and sale of an aggregate of $9,517,239 of our Common Stock, at a purchase price of $3.33 per share, and (iii) issue and sale of an aggregate of $3,739,294 of our Common Stock, at a purchase price of $4.75 per share, each pursuant to a private placement offering to accredited investors.

During the first and second quarters of 2019, we purchased an aggregate of 138,600 shares of our Common Stock from four (4) shareholders at an aggregate price of $4.75 per share, or $658,350. These shares are currently held in treasury. During the quarter ended September 30, 2019, our CEO retired 18,500,000 beneficially owned common shares of stock for no value. In addition, four non-accredited investors were refunded a total of $20,430, which cancelled 5,055 shares. Total outstanding common shares after the share retirement and refunds was 6,001,639 prior to the IPO.

In the second quarter of 2019, Mercedes-Benz Financial approved $3,500,000 for our subscription and rental fleet inventory purchases. During 2019, we purchased vehicles totaling approximately $2,400,000 under various Note and Security Agreements with 10% cash down payments and the remaining $2,160,000 financed over 36 months at an interest rate of 4.89%. At December 31, 2019, the outstanding principal balance was approximately $2,103,000.

In the third quarter of 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. At December 31, 2019, the outstanding principal balance was approximately $60,000.

On December 9, 2019, we completed our IPO, selling 2,645,000 shares of common stock at an offering price of $5.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the IPO, net of the underwriting discount but before expenses, which included the exercise in full of the representative’s over-allotment option, were approximately $13,200,000, and net proceeds received after underwriting fees and offering expenses were approximately $10,500,000.

During the year ended December 31, 2019, we repaid eight of the 6-Month Notes in the principal amount of $962,000, and converted the remaining seven 6-Month Notes to 44,684 shares of common stock with a principal and accrued interest value of $212,249.

On February 13, 2020, we completed an underwritten public offering of 1,200,000 shares of our common stock at a public offering price of $16.00 per share, raising gross proceeds of approximately $19,200,000. We intend to use the proceeds from the offering for strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes.

We believe short-term liquidity and short-term capital resources will cover cash needs in the future. When combined with expense reductions through consolidation of our operations, as previously discussed, cash on hand, increasing inventory through borrowings on vehicle financing and/or our line of credit and revenues will be sufficient to cover our day-to-day operating expenses and material commitments at least over the next 12 months.

Contractual Commitments

Commitments to Purchase Vehicles

In 2018, we entered into a letter agreement with an importer of new BMW and MINI automobiles which has since expired and the remaining balance for vehicles to be delivered was $0 as of December 31, 2019.

In the second quarter of 2019, Mercedes-Benz Financial approved a $3,500,000 line of credit for our subscription and rental fleet inventory purchases. During 2019, we purchased vehicles totaling approximately $2,400,000 under various Note and Security Agreements with 10% cash down payments and the remaining $2,160,000 financed over 36 months at an interest rate of 4.89%. At December 31, 2019, the outstanding principal balance was approximately $2,103,000.

In the third quarter of 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. At December 31, 2019, the outstanding principal balance was approximately $60,000. The outstanding principal balance was repaid in January 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this item are included after Part IV of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this annual report to the Form 10-K.

Name	Age	Title
Executive Officers
Samer Tawfik	54	President, Chief Executive Officer and Chairman of the Board of Directors
Bryan Silverstein	36	Chief Financial Officer
Non-Employee Directors
William “Billy” Cohen	62	Lead Independent Director
Robert “Bob” J. Morris, Jr.	72	Director
Elias Nader	55	Director
Keith M. Locker	58	Director

Executive Officers

Samer “Sam” Tawfik is the founder of LMP Automotive Holdings, Inc. and has served as our President, Chief Executive Officer and Chairman of the board of directors since January 2018. Prior to the founding of LMP Automotive Holdings, Inc., Mr. Tawfik was the founder and Chief Executive Officer of Telco Group, Inc. which was acquired by Leucadia National Corp. in 2007 with a valuation of $160,000,000. Mr. Tawfik also founded and was Chief Executive Officer of PT-1 Communications, Inc. which was acquired by Star Telecommunications Inc. in 1998 with a valuation of $590,000,000. From February 1999 through March 2000, Mr. Tawfik served as a Director of Star Telecommunications, Inc. Mr. Tawfik has extensive experience in technology, finance, banking and statistical science. Awards given to Mr. Tawfik and his prior companies include, Top 10 technology & communications CEO in the U.S., number 1 on Inc. 500’s fastest growing company list in the U.S. for two consecutive years, largest pre-paid Telecom company in the world, Consumer Reports’ best new product of the year, JPM / KPMG Top 25 private employers, number 1 fastest growing in N.Y., 10th largest private company in N.Y., 4th largest international and 8th largest long-distance telecom company in the U.S. behind AT&T, and many more.

We believe that Mr. Tawfik should continue to serve as a member of our board of directors due to his executive experience, and his financial, investment, and management experience, which will provide the requisite qualifications, skills, perspectives, and experience that make him well qualified.

Bryan Silverstein joined our company in September 2018 as Controller and was appointed as Chief Financial Officer in November 2019. He has established and maintained oversight of accounting processes, as well as assisted with operational development. From 2010 until joining LMP, Mr. Silverstein held a number positions of increasing responsibility with Group 1 Automotive, a Fortune 300 automotive retailer. From 2010 to 2012, he was a part of the internal audit team responsible for planning engagements, interviewing management, conducting fieldwork and presenting findings and recommendations to management. From 2012 to 2015, he was responsible for financial analysis and reporting, real estate and construction accounting and mergers and acquisitions due diligence. In 2015, he relocated from the corporate office in Houston, TX to Miami, FL to become the Dealership Controller of a recently acquired, top dealership in the country. In 2006, Mr. Silverstein began his accounting career at the public accounting firm, Grant Thornton in the advisory services group offering internal audit outsourcing, Sarbanes-Oxley (SOX) audit support and other consulting services for clients across various industries such as oil and gas, manufacturing, banking/financial services and property management. Mr. Silverstein is a graduate of Louisiana State University with a Bachelor’s and Master’s in Accounting and is a Certified Public Accountant and Certified Internal Auditor.

Non-Employee Directors

William “Billy” Cohen has served as a member of our board of directors and the Lead Independent Director since March 2018. He is the Chairman of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. He is currently the Vice Chairman at Newmark Knight Frank, a global commercial real estate advisory firm, and has been involved with commercial real estate acquisitions, conflict management, negotiation, fund raising, tenant representation, owner representation, leasing advisory services, property and asset management, and corporate advisory services over the last 38 years. Mr. Cohen holds a B.A. in Finance from the University of Miami.

We believe that Mr. Cohen should continue to serve as a member of our board of directors due to his executive experience, management experience and substantive experience working with companies in the real estate industry which will provide the requisite qualifications, skills, perspectives, and experience that make him well qualified.

Robert “Bob” J. Morris, Jr. has served as a member of our board of directors since May 2019. He is currently Director of The Southeast region for the Tim Lamb Group and Former Chairman of the Pontiac-GMC National Dealer Council. Mr. Morris has represented AutoNation, Hendrick Automotive Group, AMSI (Terry Taylor) and many others in buy-sell transactions of franchised dealerships. Mr. Morris brings over three decades of retail automotive experience that encompasses franchise dealer acquisitions and operations, pre-owned dealer operations, as well as leasing, finance and sales expertise. We believe that Mr. Morris should continue to serve as a member of our board of directors because he brings the necessary leadership experience to the LMP Board of Directors. Prior to joining the Tim Lamb Group, he led and owned franchise dealerships for over two decades and always exceeded factory goals.

Elias Nader has served as a member of our board of directors since May 2019. Mr. Nader has over 25 years of experience in Finance and Accounting. He is a versatile, high-energy finance executive who leads companies through change and challenge to profitable growth. He is skilled in negotiating partnerships and alliances with a keen ability to forecast industry trends and capture opportunities as well as experienced in transforming and growing technology start-ups to global businesses. We believe that Mr. Nader should continue to serve as a member of our board of directors because Mr. Nader has built financially sophisticated teams as well as ERP systems, creating transparent communication from the management level to the boardroom and shareholders. Prior to joining LMP’s Board, Mr. Nader was the interim President and CEO of Sigma Designs, Inc., a Nasdaq-listed Company, as well as its Chief Financial Officer. He has also served as a Board Member of the company from 2012 to 2019. Mr. Nader also serves as an Advisory Board member of Bottles Waiting, a private company, and served as an Audit Committee Member of the Board of Directors of YuMe, Inc., a Nasdaq-listed company from 2016 to 2018. Prior to that, Mr. Nader was the Chief Financial Officer for Imperial Holding, based in Europe and the Middle East, and held numerous senior executive roles in a number of Fortune 500 public companies. Mr. Nader is a graduate of San Jose State University.

Keith M. Locker has served as a member of our board of directors since December 2019. He currently serves as the Chief Executive Officer and President of Inlet Capital Management LLC and serves as the President of Global Capital Resources, LLC and GCR Advisors Inc. Mr. Locker’s responsibilities include overseeing all real estate capital markets activities. Mr. Locker’s prior investment banking experience includes Bear, Stearns & Co. Inc., as a Senior Managing Director, and Deutsche Bank Securities, Inc., as a Managing Director. His previous public board of directors experience include Non-Executive Chairman at Sunstone Hotel Investors, Inc. from 2011 to 2015 and as its Independent Director from 2006 until 2017, as well as an Independent Director of New York REIT, Inc., The Mills Corporation and Glenborough Realty Trust Inc. He also served as a Director of IVP Securities, LLC. Mr. Locker is a Trustee of National Jewish Health and Governing Trustee of Urban Land Institute and active in numerous philanthropic and community organizations. He earned an M.B.A. in Finance and Real Estate from the Wharton School of the University of Pennsylvania and a B.S./B.A. in Finance from Boston University School of Management.

Audit Committee

We have a separately designated standing audit committee of our board of directors, as defined in Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of three of our independent directors: Messrs. Cohen, Locker, and Nader. Mr. Cohen is the Chair of our audit committee. Our board of directors has determined that each of the members of our audit committee is “independent” within the meaning of Nasdaq Listing Rules and the SEC, and that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under Nasdaq Listing Rules. In addition, our board of directors has determined that Mr. Cohen is an “audit committee financial expert,” as defined by the SEC. Our audit committee operates under a written charter that was adopted in 2018. A copy of the charter may be found on our website at www.lmpmotors.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to our Secretary at LMP Automotive Holdings, Inc., 601 N. State Road 7, Plantation, Florida, 33317.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during 2019 and 2018 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of the 2019 fiscal year.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Samer Tawfik, Chairman,	2019		$120,000	$-	$-	$-	$-	$120,000
President and CEO	2018		$120,000	$-	$-	$-	$-	$120,000

Bryan Silverstein, CFO	2019		$125,000	$36,000	$-	$-	$-	$161,000
	2018	(2)	$39,450	$12,000	$-	$35,280	$-	$86,730

William Cohen	2019		$24,000	$-	$-	$-	$-	$24,000
Board of Directors	2018		$20,000	$-	$-	$63,650	$-	$83,650

Bob Morris	2019	(3)	$16,000	$-	$-	$39,000	$-	$55,000
Board of Directors	2018		$-	$-	$-	$-	$-	$-

Elias Nader	2019	(3)	$16,000	$-	$-	$39,000	$-	$55,000
Board of Directors	2018		$-	$-	$-	$-	$-	$-

Keith Locker	2019	(3)	$-	$-	$-	$95,520	$-	$95,520
Board of Directors	2018		$-	$-	$-	$-	$-	$-

(1)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Note 1 to our consolidated financial statements included in this annual report to Form 10-K.

(2)	Mr. Silverstein began his employment with our company in September 2018.

(3)	Messrs. Morris, Nader, and Locker joined the Board of Directors in 2019.

Narrative Disclosures Regarding Compensation; Employment Agreements

Samer Tawfik Employment Agreement

On February 20, 2018, our wholly owned subsidiary, LMPMotors.com, LLC, and our Chairman, President and Chief Executive Officer, Samer Tawfik, entered into an employment agreement, or the Tawfik agreement, pursuant to which Mr. Tawfik shall serve as Chief Executive Officer of LMPMotors.com, LLC. Pursuant to the Tawfik agreement, his annual salary is equal to one hundred and twenty thousand dollars ($120,000).

Bryan Silverstein Employment Agreement

On August 31, 2018, our wholly owned subsidiary, LMPMotors.com, LLC, and our Chief Financial Officer, Bryan Silverstein, entered into an employment agreement, or the Silverstein agreement, pursuant to which Mr. Silverstein’s annual salary is equal to one hundred and twenty-five thousand dollars ($125,000).

As part of its designated duties, our Compensation Committee plans to review the salaries and option grants to our executive officers with a third-party compensation consultant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of January 27, 2020, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 8,691,323 shares of common stock outstanding as of January 27, 2020. Options to purchase shares of our common stock that are exercisable within 60 days of January 27, 2020, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o LMP Automotive Holdings, Inc., 601 N. State Rd, 7, Plantation, Florida 33317.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned (1)
5% or Greater Stockholders
Samer Tawfik, President, CEO, and Chairman of the Board of Directors (2)	3,785,037	43.55%
Directors and Named Officers
William “Billy” Cohen (3)	222,150	2.56%
Robert “Bob” J. Morris, Jr. (4)	20,000	*
Elias Nader (5)	5,000	*
Keith M. Locker (6)	5,000	*
Bryan Silverstein (7)	8,000	*
All directors and executive officers as a group (two individuals)	4,045,187	46.54%

*	Less than 1%
(1)	Based on 8,691,323 shares of common stock issued and outstanding as of January 22, 2020.
(2)	The number of shares beneficially owned by Mr. Tawfik incorporates the cancellation, for no consideration, of 18,500,000 shares previously beneficially owned by Mr. Tawfik.

(3)	The number of shares beneficially owned by Mr. Cohen includes: (i) 150,150 shares of common stock purchased in a private placement offering, (ii) 20,000 shares of common stock that Mr. Cohen can acquire within 60 days of the date hereof upon exercise of options issued pursuant to the 2018 Plan at $3.33 per share, (iii) 12,000 shares of common stock that may be acquired by Mr. Cohen within 60 days of the date hereof upon the exercise of options issued pursuant to the 2018 Plan at $4.75 per share and (iv) 40,000 shares of common stock purchased for $5.00 per share in our initial public offering.

(4)	The number of shares beneficially owned by Mr. Morris includes 20,000 shares of common stock purchased for $5.00 per share in our initial public offering.
(5)	The number of shares beneficially owned by Mr. Nader includes 5,000 shares of common stock purchased for $5.00 per share in our initial public offering.
(6)	The number of shares beneficially owned by Mr. Locker includes 5,000 shares of common stock purchased in a private placement offering.
(7)	The number of shares beneficially owned by Mr. Silverstein includes 8,000 shares of common stock that may be acquired by Mr. Silverstein within 60 days of the date hereof upon the exercise of options issued pursuant to the 2018 Plan at $4.75 per share.

The number of shares beneficially owned by Mr. Tawfik includes: (i) 15,750,000 shares of common stock issued pursuant to the reorganization and (ii) 5,250,000 shares of common stock issued pursuant to the reorganization to ST RXR Investments, LLC, a company wholly owned and controlled by Mr. Tawfik. The number of shares beneficially owned by Mr. Tawfik also incorporates the cancellation, for no consideration, of 18,500,000 shares previously beneficially owned by Mr. Tawfik, IPO shares purchased.

2018 Equity Incentive Plan

We have reserved one million five hundred thousand (1,500,000) shares of our common stock for issuance under the 2018 Equity Incentive Plan, or the 2018 Plan. Participation in the 2018 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. As of December 31, 2019, 711,000 options have been granted with a weighted average exercise price of $4.57, with 789,000 options remaining available to issue.

Description of Awards under the 2018 Plan

Awards to Company Employees.    Under the 2018 Plan, the compensation committee, or the committee, which will administer the plan, may award to eligible employees incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

Awards to Non-Employees.    The Committee may award to non-employees, including non-employee directors, non-qualified stock options, stock appreciation rights, or SARs, restricted stock and restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2019 and 2018 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

Lease Agreement with ST RXR Investment, Inc.

On February 1, 2018, our wholly owned subsidiary, LMPMotors.com, LLC, entered into a lease agreement with ST RXR, or the ST RXR lease agreement, for our principal executive office located in Plantation, Florida. Pursuant to the ST RXR lease agreement, the term of the lease will run from March 1, 2018 to March 1, 2023, with an option to extend the lease for one additional five (5) year period, at a rental amount equal to $28,500 per month, subject to increase, as fully disclosed in the ST RXR lease agreement. Under the terms of the ST RXR lease agreement, the rental amount shall increase each year by an amount equal to three percent (3%) over the previous year on the 1st day. Our Chairman, President and Chief Executive Officer, Samer Tawfik, owns all membership interests of, and is sole manager of ST RXR. We believe the terms of the ST RXR lease agreement are similar to lease terms the Company would have obtained in an arm’s-length transaction not involving Company related parties.

Line of Credit Agreement with ST RXR

In January 2018, we entered into the $1,500,000 revolving credit facility with ST RXR pursuant to the LOC agreement. Under the LOC agreement, the revolving credit facility shall mature on the earlier of written demand by the lender or May 21, 2020. In September 2019, we increased the credit line under the revolving credit facility to $4,000,000. In December 2019, the outstanding balance on the LOC was paid in full.

Financing Activities

During the year ended December 31, 2017, we received cash of $1,091,500 from the issuance of notes payable to certain related parties. In addition, we received $3,637,255 from contributions of capital from Mr. Tawfik. The capital contributions made by Mr. Tawfik are not debt, and Mr. Tawfik did not receive any additional equity in connection with his contributions. Accordingly, we are not obligated to repay Mr. Tawfik the amounts contributed or any interest on his contribution.

Share Cancellation

In July 2019, the Company cancelled, for no consideration, 18,500,000 shares of the Company’s common stock previously beneficially owned by Samer Tawfik, the Company’s founder, Chairman and Chief Executive Officer. The cancellation was done in order to provide existing and future investors with a better value proposition. By reducing the total number of outstanding shares of common stock, the per-share value of investors’ shares of common stock increased, calculated by dividing our equity value by the aggregate number of outstanding shares of common stock. Mr. Tawfik remains confident in our prospects under his leadership and intends to continue to allocate and invest a portion of his capital in our stock as a result of such confidence.

Director Independence

Our common stock is listed on The NASDAQ Capital Market. Under the listing requirements and rules of The NASDAQ Capital Market, independent directors must constitute a majority of a listed company’s board of directors within 12 months after its IPO. In addition, the rules of The Nasdaq Capital Market require that, subject to specified exceptions and phase-in periods following its IPO, each member of a listed company’s audit, compensation and nominating and governance committee be independent, and that a listed company’s audit committee must have at least three members and a listed company’s compensation committee must have at least two members. Under the rules of The NASDAQ Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We intend to rely on the phase-in rules of The NASDAQ Capital Market with respect to the independence of our board of directors and the audit committee. In accordance with these phase-in provisions, our board of directors and the audit, compensation, and nominating and corporate governance committees have at least two independent members, and all members will be independent within one year of the effective date of the registration statement relating to the recently completed IPO of our common stock.

Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act, or Rule 10A-3. To be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of a company’s audit committee, the company’s board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that other than Samer Tawfik, our President and CEO who serves on the board of directors as the Chairman, each of our directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Capital Market and under the applicable rules and regulations of the SEC. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Committee Membership

Our board of directors has established four standing committees — audit, compensation, nominating and corporate governance and acquisitions and finance — each of which operates under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required to satisfy the corporate governance requirements of Nasdaq.

Our board of directors has determined that Messrs. Cohen, Locker, Morris and Nader are “independent” within the meaning of Nasdaq Listing Rules and the SEC. Our independent directors have designated Mr. Cohen as our lead independent director. The lead independent director coordinates the activities of our other independent directors. The members of the audit committee are Messrs. Cohen, Locker and Nader. The members of the compensation committee and nominating and governance committee are Messrs. Cohen, Morris and Nader. The members of the acquisitions and finance committee are Messrs. Tawfik, Cohen and Locker.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by Grassi & Co., CPAs, P.C., for audit, audit-related, tax, and all other services rendered for the years ended December 31, 2019 and 2018:

	2019	2018
Audit fees	$166,746	$117,266
Audit-related fees	79,608	89,741
Tax fees	20,961	9,563
Other fees	-	50,519
Total fees	267,315	267,089

Audit Fees.    Audit fees consist of fees billed for the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements.

Audit-Related Fees.    Audit-related fees consist of services that are normally provided in connection with registration statements, including the registration statement for our IPO.

Tax Fees.    Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Other Fees.    Other fees consist of consulting services associated with potential acquisition identification.

The audit committee pre-approved all services performed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2)Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3)Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 3, 2019).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.2	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-1 filed on December 3, 2019).
10.1	Employment Agreement, dated as of February 20, 2018 by and between LMPMotors.com and Samer Tawfik (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on December 3, 2019).
10.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on December 3, 2019).
10.3	Lease Agreement, dated as of January 1, 2018, by and between LMPMotors.com and ST RXR Investments, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1 filed on December 3, 2019).

10.4	Revolving Line of Credit Agreement, dated July 25, 2018, by and between LMP Automotive Holdings, Inc. and ST RXR Investments, LLC (as amended on May 21, 2019) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1 filed on December 3, 2019).
10.5	Lease Agreement, dated as of April 12, 2018, by and between 615 5th Street, Corp. and LMP Finance LLC d/b/a LMP Rentals Delaware Corporation (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-1 filed on December 3, 2019).
10.6	Engagement Letter, dated as of April 25, 2018, by and between LMP Automotive Holdings, Inc. and Daszkal Bolton, LLP (incorporated by reference to Exhibit 10.8 to the registrant’s Form S-1 filed on December 3, 2019).
10.7	Mercedes-Benz Financial Services Finance Commitment, dated as of April 25, 2019 (incorporated by reference to Exhibit 10.9 to the registrant’s Form S-1 filed on December 3, 2019).
10.8	Revolving Line of Credit Agreement, dated as of September 30, 2019 by and between ST RXR Investments, LLC and LMP Automotive Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Form S-1 filed on December 3, 2019).
10.9	Demand Promissory Note and Loan and Security Agreement, dated as of August 19, 2019 by and between LMP Motors.com, LLC and NextGear Capital, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-1 filed on December 3, 2019).
10.10	Employment Agreement, dated as of August 31, 2018, by and between LMP Motors.com, LLC and Bryan Silverstein.*
10.11	Warrant Agreement, dated December 9, 2019, by and between LMP Automotive Holdings, Inc. and Fordham Financial Management, Inc. (the “Representative”) (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on December 10, 2019)**
10.12	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Form S-1 filed on February 5, 2020).
10.13	Warrant Agreement, dated February 13, 2020, by and between LMP Automotive Holdings, Inc. and the Representative (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020)***
10.14	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 4 to Form S-1 filed on October 25, 2019)
21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form S-1 filed on December 3, 2019).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith.
**	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on December 10, 2019 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.
***	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on February 13, 2020 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2020	LMP AUTOMOTIVE HOLDINGS, INC.

	By:	/s/ Samer Tawfik
Samer Tawfik
Chief Executive Officer
(Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

LMP Automotive Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LMP Automotive Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grassi & Co., CPAs, P.C.

We have served as the Company’s auditor since 2018.

Jericho, New York
February 25, 2020

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018

ASSETS:
Cash	$6,508,055	$424,152
Accounts receivable	54,044	286,982
Automotive inventory, net	10,035,903	11,558,160
Net investment in sales-type lease	800,761	-
Other current assets	830,533	380,712
Total current assets	18,229,296	12,650,006

Property, equipment and leasehold improvements, net	509,355	539,475
Intangible assets	69,327	39,997
Deferred offering costs	-	987,093
Right-of-use asset	1,100,271	-

TOTAL ASSETS	$19,908,249	$14,216,571

LIABILITIES:
Accounts payable	$112,840	$934,409
Line of credit - related party	-	1,775,000
Vehicle floorplan and notes payable	2,164,424	-
Convertible notes payable and accrued interest	-	1,184,707
Other current liabilities	653,063	568,358
Operating lease liability, current portion	335,338	-
Total current liabilities	3,265,665	4,462,474

Operating lease liability, net of current portion	795,147	-

Total liabilities	4,060,812	4,462,474

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 8,691,323 and 24,645,294 shares issued and outstanding at December 31, 2019 and 2018, respectively	87	246
Additional paid-in capital	27,106,058	16,306,737
Treasury stock, 138,600 shares, at cost	(658,350)	-
Accumulated deficit	(10,600,358)	(6,552,886)
Total shareholders’ equity	15,847,437	9,754,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,908,249	$14,216,571

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues:
Vehicle sales	$9,111,513	$15,714,511
Subscription fees	1,389,679	356,323
Rental revenues	351,885	539,952
Interest revenue – sales-type leases	5,517	-
Total revenues	10,858,594	16,610,786

Cost of revenues:
Vehicle sales	9,719,713	17,678,387
Subscription and rental	1,285,907	889,388
Total cost of revenues	11,005,620	18,567,775

Gross loss	(147,026)	(1,956,989)

Selling, general and administrative expenses	2,878,988	3,278,051
Share-based compensation	111,623	455,649
Acquisition, consulting and legal expenses	761,813	722,722
Depreciation and amortization expense - property, equipment, leasehold improvements, and intangibles	95,764	45,505

Loss from operations	(3,995,214)	(6,458,916)

Other expenses:
Interest	(34,637)	(31,377)

Net loss	$(4,029,851)	$(6,490,293)

Net loss per share attributable to shareholders, basic and diluted	$(0.24)	$(0.27)

Weighted average shares of common stock outstanding, basic and diluted	16,577,106	23,764,021

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2017	21,000,000	$-	$210	$2,594,590	$-	$(62,593)	$2,532,207
Issuance of stock for cash	3,645,294	-	36	13,256,498	-	-	13,256,534
Share-based compensation	-	-	-	455,649	-	-	455,649
Net loss	-	-	-	-	-	(6,490,293)	(6,490,293)
Balance at December 31, 2018	24,645,294	$-	$246	$16,306,737	$-	$(6,552,886)	$9,754,097
Common stock repurchased	(143,655)	-	-	(20,430)	(658,350)	-	(678,780)
Common stock contributed and retired	(18,500,000)	-	(185)	185	-	-	-
Share-based compensation	-	-	-	111,623	-	-	111,623
Issuance of stock for cash, net	2,645,000	-	26	10,495,694	-	-	10,495,720
Debt converted to stock	44,684	-	-	212,249	-	-	212,249
Net loss	-	-	-	-	-	(4,029,851)	(4,029,851)
Impact of adoption of ASU 2016-02 related to leases	-	-	-	-	-	(17,621)	(17,621)
Balance at December 31, 2019	8,691,323	$-	$87	$27,106,058	$(658,350)	$(10,600,358)	15,847,437

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,029,851)	$(6,490,293)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,086,556	683,584
Share-based compensation	111,623	455,649
Loss on disposal	60,368	-
Principal collections on investments in sales-type lease contracts	180,036	-
Amortization of operating lease expense	12,593	-
(Increase) Decrease in assets:
Accounts receivable	232,938	(201,131)
Vehicles purchased for investment in sales-type lease contracts	(980,797)	-
Automotive inventory	531,465	(8,500,797)
Prepaid expenses and other assets	(449,821)	(309,712)
(Decrease) Increase in liabilities:
Accounts payable	(821,569)	334,495
Other current liabilities	84,705	556,063

NET CASH USED IN OPERATING ACTIVITIES	(3,981,754)	(13,472,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(144,704)	(392,684)
Proceeds from sale of assets	43,865	-
Purchases of intangible assets	(54,503)	(45,273)

NET CASH USED IN INVESTING ACTIVITIES	(155,342)	(437,957)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from line of credit – related parties	3,200,000	1,775,000
Principal reduction on line of credit – related parties	(4,975,000)	-
Principal repayment of notes and advances payable – related parties	-	(1,091,500)
Cash received from convertible notes payable	-	1,448,965
Principal and interest repayments on convertible notes payable	(972,458)	(285,015)
Vehicle floorplan and notes payable	2,164,424	-
Repurchase of common stock	(678,780)	-
Net cash received from issuance of common stock	10,495,720	13,256,534
Deferred stock offering costs	987,093	(987,093)

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,220,999	14,116,891

NET INCREASE IN CASH	6,083,903	206,792

CASH, BEGINNING OF YEAR	424,152	217,360

CASH, END OF YEAR	$6,508,055	$424,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$44,333	$10,545
Issuance of stock converted from debt	$212,249	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Nature of Operations and Principles of Consolidation

Business Activity

LMP Motors.com, LLC (“LMP Motors”) is engaged in the buying and selling of vehicles in the automotive industry and operates in the state of Florida. LMP Motors is a limited liability company and was organized in the state of Delaware.

601 NSR, LLC (“NSR”) was formed to enter into future potential strategic acquisitions and is currently inactive. NSR is a limited liability company and was organized in the state of Delaware.

LMP Finance, LLC (“LMP Finance”) is engaged in the purchasing, subscribing and renting of vehicles. LMP Finance operates in the state of Florida. LMP Finance is a limited liability company and was organized in the state of Delaware.

LMP Automotive Holdings, LLC (“LMP Automotive”) was formed to acquire the assets from LMP Motors.com LLC, LMP Finance, LLC and other subsidiary companies. LMP Automotive operates in the state of Florida. LMP Automotive is a limited liability company and was organized in the state of Delaware.

LMP Automotive Holdings, Inc. (“Automotive”) is a holding company incorporated in the state of Delaware on December 15, 2017. On December 15, 2017, the common ownership contributed 100% of its interest in LMP Motors, NSR, LMP Finance and LMP Automotive to Automotive.

Principles of Consolidation

These consolidated financial statements include the amounts of Automotive and its wholly-owned subsidiaries, LMP Motors, NSR, LMP Finance, and LMP Automotive, collectively referred to as the “Company.” All significant intercompany balances and transactions are eliminated in the consolidation.

Note 2 -	Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and an accumulated deficit of $(10,600,358) to date. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and produce positive margins.  The Company completed an initial public offering (“IPO”) during December 2019, and raised capital during 2018 through private placement offerings and convertible debt securities to help facilitate business growth and execute its management’s plans to become profitable through acquisitions.  Management plans to continue obtaining funding through 2020 for vehicle purchases and dealership acquisitions, and in February 2020, the Company completed a secondary public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.5 million.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable are due upon receipt. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at December 31, 2019 and 2018.

Inventory

The Company’s inventory consists of automobiles. Inventories are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at December 31, 2019 and 2018 are recorded based on perpetual inventory records.

The Company depreciates its fleet inventory monthly based on 1% of initial cost starting in 2018 when the subscriptions and rentals were launched. For the years ended December 31, 2019 and 2018, fleet vehicle depreciation approximated $991,000 and $640,000, respectively. This depreciation was recorded to Cost of revenues - subscription and rental.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company wrote down approximately $49,000 and $530,000 of inventory to its net realizable value at December 31, 2019 and 2018, respectively. These write downs were recorded to Cost of revenues - vehicle sales.

	December 31, 2019	December 31, 2018
Automotive Inventory	$10,907,755	$12,270,478
Inventory Impairment	(49,180)	(529,983)
Inventory Accumulated Depreciation	(822,672)	(478,718)
Inventory In-transit Deposits	-	296,383
Total Automotive Inventory, net	$10,035,903	$11,558,160

	December 31, 2019	December 31, 2018
Automotive Inventory- Fleet, net	$9,083,469	$10,338,802
Automotive Inventory- Available for Sale, net	952,434	922,975
Inventory In-transit Deposits	-	296,383
Total Automotive Inventory, net	$10,035,903	$11,558,160

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items included in property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in selling, general and administrative expenses.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Property, Equipment and Leasehold Improvements (cont’d.)

Vehicles and equipment are depreciated utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles	5 years
Furniture and fixtures	10 years
Equipment	7 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Intangible Assets

Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected useful lives.

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets at December 31, 2019 and 2018.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 - Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 - Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.  These valuations require significant judgment.

At December 31, 2019 and 2018, the fair value of these financial instruments, including cash, accounts receivable, net investment in sales-type lease, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle floorplan and notes payable, convertible notes and related party notes payable approximate fair value due to market interest rates.

Convertible Notes

The Company records a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts, if any, under these arrangements are amortized to noncash interest expense using the effective interest rate method over the term of the related debt to their date of maturity. Based on the terms of the embedded conversion rights, the Company has not recognized any discounts to date. At December 31, 2019, all convertible notes were repaid or converted to shares of common stock.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of stock options, based on the fair value of those awards at the date of grant over the requisite service period, which generally is the vesting period of the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Share-Based Payment Accounting (Topic 718). This ASU was issued to simplify the accounting for share-based payments to nonemployees by aligning much of the guidance on measurement and classification with the accounting for share-based payments to employees. The Company has elected early adoption of this ASU in 2018 to conform the accounting for share-based compensation to employees and nonemployees.

Share-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note 15.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project of the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”), and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), on January 1, 2018 using the modified retrospective method. ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. The adoption of ASC 606 did not have a material impact on the amount or timing of the revenue recognition, and the Company recognized no cumulative effect adjustment upon adoption.

Used Vehicle Sales Revenue

The Company’s business consists of retail and wholesale sales of used vehicles to customers. Sales are based on a physical showroom and efficient online showrooms on the Company’s websites. The Company offers a home delivery service so that it delivers the car to the place agreed upon with the client. The Company also sells used vehicles in auctions.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a vehicle to a customer. The prices of the vehicles are stated in its contracts at stand-alone selling prices, which are agreed upon with its customer prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed-upon price stated in the contract, including any delivery charges. In addition, any noncash consideration received from a customer (i.e., trade-in vehicles) is recognized at fair value. Customer payment is received or third-party financing is confirmed prior to vehicle transfer.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Revenue Recognition (cont’d.)

The Company leases vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases. These lease terms are short term in nature and generally less than one year. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a direct-financing lease, sales-type lease, or operating lease, as appropriate. If a lease meets one of the following five criteria, the lease is classified as either a sales-type lease or direct financing lease; otherwise, it will be classified as an operating lease.

●	The lease transfers ownership of the property to the lessee by the end of the lease term;

●	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;

●	The lease term is for the major part of the remaining economic life of the underlying asset (at least 75%);

●	The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all (90% or more) of the fair value of the underlying asset;

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Revenue on direct financing and sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within Vehicle Sales Revenues and Vehicle Sales Cost of Revenues in the consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Subscription Revenue

The Company offers a vehicle subscription plan where a customer will pay a monthly fee in exchange for access to a vehicle.  The Company’s subscriptions include monthly swaps, scheduled maintenance and upkeep, license and registration and in most cases roadside assistance. Customers have the flexibility to up-or-downgrade a vehicle monthly, with the vehicle payment adjusted accordingly.  There is an activation payment at subscription inception that varies based upon the monthly payment of the selected vehicle.  Monthly vehicle payments are dependent upon the vehicle selected by the customer. Due to the nature of the subscription contract, where the subscriber can swap out the vehicle in the contract and the performance obligation is completed and recognized each month, the revenues earned under these contracts are recognized in accordance with ASC 606.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a vehicle to a customer under a subscription contract. The prices of the vehicles are stated in its contracts at stand-alone subscription prices, which are agreed upon with the customer prior to delivery. The Company satisfies its performance obligation for monthly subscription payments upon delivery to the customer and in each subsequent month the customer retains possession of the vehicle. The Company recognizes revenue at the agreed-upon price stated in the contract in the month earned.

The Company also receives a one-time, non-refundable payment as an activation fee to its vehicle subscription program. This fee is deferred and amortized to income monthly over the term of the subscription, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription.

Customer payment has been received prior to initial vehicle transfer and on each monthly recurring anniversary date.

The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Revenue Recognition (cont’d.)

Rental Revenue

The Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under FASB ASC 842, Leases. Revenue from operating leases is recognized ratably on a straight-line basis over the term of the agreement.

Performance obligations associated with rental related activities, such as charges to the customer for the fueling of vehicles and value-added services such as loss damage waivers, navigation units, and other ancillary and optional products, are also satisfied over the rental period.

Payments are due from customers at the time of reservation. Additional charges incurred by the customers are collected at the time of vehicle return. The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Income Taxes

Income tax expense includes federal and state taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. The effect of a change in the tax rate on the deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance when necessary to reduce its deferred tax assets to an amount that is expected to be realized.

LMP Motors, NSR, LMP Finance, and LMP Automotive are limited liability companies, which are treated as partnerships for income tax purposes. The income or loss and credits from limited liability companies are passed through to their members and reported on the members’ income tax returns. As such, there is no provision for income taxes. If applicable, the Company would recognize interest and penalties associated with tax matters as part of operating expenses and include accrued interest and penalties with the related tax liability in its consolidated financial statements. There are no unrecognized tax benefits at December 31, 2019 and 2018.

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $124,000 and $266,200 for the years ended December 31, 2019 and 2018, respectively.

Leases

The Company adopted ASU No. 2016-02, Leases (“Topic 842”), using the modified retrospective adoption method with an effective date of January 1, 2019. The consolidated financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy and Topic 840. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. The lease for the premises occupied in Plantation, Florida, was classified as an operating lease as of December 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Leases (cont’d.)

The adoption of the new lease standard had a significant impact on the Consolidated Balance Sheets, resulting in the recognition of $1.4 million of right-of-use assets, $0.3 million of current lease liabilities, and $1.1 million of long-term lease liabilities in the first quarter of 2019. In addition, the Company recognized an approximate $17,000 cumulative effect adjustment to accumulated deficit on the Consolidated Statements of Shareholders’ Equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the Consolidated Statements of Operations and liquidity.

The components of the right-of-use asset and lease liabilities as of December 31, 2019 are as follows:

Operating lease right-of-use asset	$1,100,271
Operating lease liability, current portion	$335,338
Operating lease liability, net of current portion	$795,147

Operating Leases

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. The five-year, triple-net lease provides for monthly payments of $28,500 plus CAM and sales taxes, with annual escalations of three percent (3%). The Company has an option to extend the lease for an additional five-year term, with annual escalations of three percent (3%). The option to extend the lease is not recognized in the right-of-use asset or operating lease liability.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, and the Company’s existing debt does not have similar terms. Therefore, the Company used the 5-year Treasury constant maturity at the lease commencement date to discount lease payments.

Lease Cost

Operating lease cost related to right-of-use assets (Plantation, FL Lease) is approximately $387,000 and $285,000 for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining term on the lease is 3.2 years. The weighted average discount rate is 2.63%.

As a lessor, leasing income is recognized as selling profit or loss included in Revenues - Vehicle Sales on the Statement of Operations at the commencement of the lease for sales-type leases in which the vehicles are transferred to the lessee at the end of the lease. For leases that are accounted for as operating leases, income is recognized on a straight-line basis when payments under the lease contract are due.

Note 3 -	Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 4 -	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2019	2018
Vehicles	$28,730	$91,547
Furniture, fixtures and equipment	301,417	273,024
Leasehold improvements	288,738	238,287
Signage	-	4,777
	618,885	607,635
Less: Accumulated depreciation and amortization	(109,530)	(68,160)
	$509,355	$539,475

Depreciation and amortization expense related to property, equipment, leasehold improvements and intangibles amounted to $95,764 and $45,505 for the year ended December 31, 2019 and 2018, respectively.

Note 5 -	Investment in Leasing Operations

Investment in leasing operations consists of the following:

	December 31, 2019	December 31, 2018
Sales-type leases:
Minimum lease payments receivable	$157,542	$-
Unearned income	(47,114)	-
Guaranteed residual value of vehicles	690,333	-
Total investment in leasing operations	$800,761	$-

As of December 31, 2019, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date. There were no such leases at December 31, 2018.

The assets held under the investment are leased to one customer. A certain residual value of the vehicles is guaranteed by this customer, whether the customer ultimately purchases the vehicle at the end of the lease term or not.

Note 6 -	Related Party Transactions

The Company entered into debt agreements with a related party employee, with interest accruing at a rate of 9.0% per annum. At December 31, 2017, $50,000 was outstanding, which was repaid on February 15, 2018.

The Company entered into debt agreements with a shareholder, with interest accruing at a rate of 2% interest per annum. At December 31, 2017, $1,019,000 was outstanding, which was repaid on February 15, 2018.

During 2018, the Company entered into a non-interest bearing revolving line of credit agreement with an entity related to the majority shareholder (credit limit is $4,000,000). Amounts drawn on the line of credit become due and payable on the earlier of written demand by the lender or May 21, 2020, as defined in the agreement. At December 31, 2018, the outstanding amount was $1,775,000. The line of credit was paid in full in December 2019.

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. The five-year, triple-net lease provides for monthly payments of $28,500 plus CAM and sales taxes, with annual escalations of three percent (3%). The Company has an option to extend the lease for an additional five-year term, with annual escalations of three percent (3%). The option to extend the lease is not recognized in the right-of-use asset or operating lease liability.

Note 7 -	Convertible Notes Payable

During the second and third quarters of 2018, the Company issued convertible promissory notes (“6-Month Notes”) in an aggregate principal amount of $1,448,965, pursuant to a private placement offering. The 6-Month Notes bear interest at 4% per annum and mature six (6) months from the date of issuance, at which time the principal and any accrued but unpaid interest shall be due and payable. Accrued interest at December 31, 2019 and 2018 was $0 and $20,757, respectively. The holders of the 6-Month Notes may, at any time prior to the maturity date, convert the 6-Month Notes (and accrued interest) into shares of the Company’s Common Stock by dividing (a) the outstanding principal balance and unpaid accrued interest under this Note on the date of conversion by (b) $4.75 (subject to adjustment as provided in the 6-Month Notes). Based on the terms of the conversion rights, the Company did not recognize a beneficial conversion discount.

During the year ended December 31, 2018, the Company repaid one of the 6-Month Notes in the principal amount of approximately $285,015, leaving a balance of approximately $1,164,000, plus accrued interest, at December 31, 2018.

During the year ended December 31, 2019, the Company repaid eight of the 6-Month Notes in the principal amount of $962,000, and converted the remaining seven 6-Month Notes with a principal and accrued interest of $212,249 to 44,684 shares of common stock.

Note 8 -	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	December 31,
	2019	2018
Accounts Payable	$68,033	$884,927
Credit Card Payable	44,807	28,424
Vehicle Payable	-	21,058
Total Accounts Payable	$112,840	$934,409

Other Current Liabilities:

	December 31
	2019	2018
Accrued Payroll	$157,174	$137,041
Customer Deposits - Leases	103,217	-
Subscription Security Deposits	57,094	53,254
Subscription Deferred Activation Fees	145,986	42,746
Rental Deposits on Hand	3,463	30,930
Vehicle Sales Deposits on Hand	-	6,000
Property Tax Accrual	61,577	65,509
Sales and Other Taxes Payable	42,483	27,284
Other Accruals	82,069	205,594
Total Other Current Liabilities	$653,063	$568,358

Note 9 -	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 9 -	Income Taxes (cont’d.)

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Deferred Taxes

Components of income tax benefit for the years ended December 31, 2019 and 2018 are as follows:

December 31,
	2019	2018
Current tax expense (benefit)	$-	$-
	-	-

Deferred tax expense (benefit)	$-	$-
	-	-

Total provision for income taxes	$-	$-

Temporary differences between financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$2,723,750	$1,944,504
Intangible assets	21,853	16,176
Other	12,465	134,324
Stock options	109,372	-
Total deferred income tax assets	2,867,440	2,095,004

Deferred income tax liabilities:
Depreciation	(7,633)	(78,621)
Total deferred income tax liabilities	(7,633)	(78,621)

Valuation allowance	(2,859,807)	(2,016,383)

Net deferred income tax asset	$—	$—

The Company had a net operating loss carryforward of approximately $10,700,000 as of December 31, 2019. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

Note 9 -	Income Taxes (cont’d.)

Deferred Taxes (cont’d.)

FASB ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2019 and 2018, the Company had a full valuation allowance on its net deferred income tax asset.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2019 and 2018. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2018 and 2017 remain open to examination.

The reconciliation of income tax benefit is computed at the U.S. federal statutory rate as follows:

	December 31,
	2019	2018

U.S. federal statutory tax rate	21.00%	21.00%
Federal minimum taxes	0.00%	0.00%
Permanent differences	-0.29%	-0.04%
Change in effective rate	0.00%	0.00%
Change in valuation allowance	-20.93%	-31.07%
State tax effect, net of federal benefit	4.29%	4.34%
Prior tax adjustments	-4.07%	5.77%
Other items	0.00%	0.00%
Total	0.00%	0.00%

Note 10 -	Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with a related party under common ownership in Plantation, FL as of December 31, 2019 are as follows:

Years Ending December 31:

2020	$361,067
2021	371,898
2022	383,055
2023	64,154
Total minimum lease payments	1,180,174
Less: amount representing interest	(49,689)
Present value of future payments	1,130,485
Less: current obligations	(335,338)
Long-term obligations	$795,147

Operating Leases

During 2018, the Company entered into a third-party lease for its Miami Beach, Florida operations. The one year lease provided for monthly payments of $3,800, with a renewal option for an additional 12 months at $4,000 monthly. The lease expired April 30, 2019 and was not renewed.

Note 10 -	Lease Commitments (cont’d.)

During 2018, the Company entered into an agreement for the licensed right to use 201 garage parking spaces in Miami Beach, Florida. The 27-month agreement provided for monthly payments of $140 per space ($28,140 per month total), with annual escalations of two percent (2%). In April 2019, the Company terminated the license to use the parking spaces.

Rent expense charged to operations for the years ended December 31, 2019 and 2018, inclusive of CAM and taxes, was approximately $562,300 and $732,500 respectively.

Note 11 -	Vehicle Floorplan and Notes Payable

In the second quarter of 2019, Mercedes-Benz Financial approved $3.5 million for the Company’s subscription and rental fleet inventory purchases. During 2019, the Company purchased vehicles totaling approximately $2,400,000 under various Note and Security Agreements with 10% cash down payments and the remaining $2,160,000 financed over 36 months at an interest rate of 4.89%. At December 31, 2019, the outstanding principal balance was approximately $2,103,000.

In the third quarter of 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. At December 31, 2019, the outstanding principal balance was approximately $60,000.

Note 12 -	Contingencies

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains third-party insurance to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

Note 13 -	Equity

During February 2018, the Company commenced a private placement equity offering, pursuant to which it sold 2,858,030 shares of its Common Stock at a price of $3.33 per share, for aggregate consideration of approximately $9,517,200.

During the second and third quarters of 2018, the Company commenced a private placement equity offering, pursuant to which it sold 787,264 shares of its Common Stock through September 30, 2018 at a price of $4.75 per share, for aggregate consideration of approximately $3,739,500.

During 2019, the Company’s CEO retired 18,500,000 beneficially owned common shares of stock for no value. In addition, four non-accredited investors were refunded a total of $20,430, which cancelled 5,055 shares. Total outstanding common shares after the share retirement and refunds were 6,001,639, prior to the IPO.

On December 9, 2019, the Company completed its IPO, selling 2,645,000 shares of common stock at an offering price of $5.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the IPO, which included the exercise in full of the representative’s over-allotment option, were approximately $13.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $12 million. Total equity from the IPO after deducting deferred offering expenses of $1.5 million was approximately $10.5 million.

During 2019, the Company converted seven of its 6-Month Notes with a value of $212,249 to 44,684 shares of common stock.

Total common shares outstanding after the IPO and conversion of 6-Month Notes were 8,691,323.

Note 14 -	Treasury Stock

During 2019, the Company purchased an aggregate of 138,600 shares of its Common Stock from four (4) shareholders at an aggregate price of $4.75 per share, or $658,350. These shares are currently held in treasury.

Note 15 -	Stock Options

During the year ended December 31, 2018, the Company granted stock options to purchase 598,500 shares of its Common Stock to various employees, vendors and independent contractors. These options vest over periods ranging from twenty-four (24) to thirty-six (36) months, are exercisable for a period of 5 years, and enable the holders to purchase shares of its Common Stock at exercise prices ranging from $3.33 - $4.75. The per-share values of these options range from $1.37 to $1.96, based on Black-Scholes-Merton pricing models with the following assumptions: (i) Volatility of 43.25%, (ii) Term of 5 years, (iii) Risk free rate of 2.6% and (iv) Dividend rate of 0.0%.

At December 31, 2019, the Company had $231,354 of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2023. The Company will recognize forfeitures as they occur. Share-based compensation expense was $111,623 and $455,649 for the years ended December 31, 2019 and 2018, respectively. The total amount recorded in “Additional paid-in capital” related to stock options as of December 31, 2019, was approximately $567,000. The weighted average remaining contractual term for the outstanding options at December 31, 2019 and 2018 is 3.54 and 4.22 years, respectively.

Stock option activity for the years ended December 31, 2019 and 2018, was as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 31, 2017	-	$-
Options granted	598,500	3.91
Options exercised	-	-
Options forfeited or expired	(87,500)	-
Outstanding at December 31, 2018	511,000	$3.82
Options granted	112,500	7.01
Options exercised	-	-
Options forfeited or expired	(279,000)	-
Outstanding at December 31, 2019	344,500	$4.57
Vested as of December 31, 2019	260,468	$3.80
Expected to vest as of December 31, 2019	84,032	$6.96

Note 16 -	Purchase Warrants

Common stock purchase warrant activity for the years ended December 31, 2019 and 2018 are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at December 31, 2017	-	$-
Issued	-	-
Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2018	-	$-
Issued	115,000	6.25
Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2019	115,000	$6.25

In connection with the Company’s IPO, the Company granted warrants to purchase 115,000 shares of its Common Stock at $6.25 per share to its underwriters.

Note 17 -	Net Loss per Share Attributable to Common Shareholders

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  The weighted average shares of Common Stock outstanding were 16,577,106 and 23,764,021 for the years ended December 31, 2019 and 2018, respectively.

Note 18 -	Subsequent Events

In January 2020, the remaining NextGear Capital vehicle floorplan balance of approximately $60,000 was paid in full.

On February 10, 2020, a partial summary judgement was granted against the Company for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute.

On February 13, 2020, the company completed an underwritten public offering of 1,200,000 shares of the Company’s common stock at a public offering price of $16.00 per share, raising gross proceeds of approximately $19.2 million and net proceeds received after underwriting fees and offering expenses were approximately $17.5 million. The Company intends to use the proceeds from the offering for strategic acquisitions, to build its vehicle inventory, for working capital and other general corporate purposes.

On February 19, 2020, the Company purchased approximately a $2.9 million luxury vehicle fleet and entered into a non-exclusive perpetual software license for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores. Any enhancements to the software will be the exclusive property of the Company. The Bancorp and Sutton Leasing have agreed to finance the vehicles. The Company paid approximately $526,000 in cash and issued 33,183 shares of its common stock at $14.69 per share (the closing price of its common stock on February 19, 2020) for the remainder of the transaction.