Form 10-Q
period 2020-03-31
LMP Automotive Holdings, Inc.
filed 2020-05-15
CIK 1731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 001-39150

LMP AUTOMOTIVE HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	82-3829328
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

601 N. State Rd. 7, Plantation, FL	33317
(Address of principal executive offices)	(Zip Code)

(954) 895-0352
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.0001 Per Share	LMPX	The Nasdaq Capital Market

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 14, 2020, there were 9,924,506 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS:
Cash	$18,023,278	$6,508,055
Accounts receivable	7,671	54,044
Automotive inventory, net	13,815,891	10,035,903
Net investments in sales-type lease	4,584,508	800,761
Other current assets	606,121	830,533
Total current assets	37,037,469	18,229,296

Property, equipment and leasehold improvements, net	519,670	509,355
Intangible assets	1,377,877	69,327
Right-of-use asset	1,016,741	1,100,271

TOTAL ASSETS	$39,951,757	$19,908,249

LIABILITIES:
Accounts payable	$335,323	$112,840
Vehicle financing and notes payable, current portion	5,255,406	2,164,424
Other current liabilities	604,941	653,063
Operating lease liability, current portion	340,222	335,338
Total current liabilities	6,535,892	3,265,665

Vehicle financing and notes payable, net of current portion	684,989	-
Operating lease liability, net of current portion	708,574	795,147
Total noncurrent liabilities	1,393,563	795,147

TOTAL LIABILITIES	7,929,455	4,060,812

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 9,924,506 and 8,691,323 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	99	87
Additional paid-in capital	45,001,099	27,106,058
Treasury stock, 138,600 shares, at cost	(658,350)	(658,350)
Accumulated deficit	(12,320,546)	(10,600,358)
Total shareholders’ equity	32,022,302	15,847,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,951,757	$19,908,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019

Revenues
Vehicle sales	$4,724,842	$4,472,892
Subscription and rental revenues	590,463	464,855
Interest revenue – sales-type leases	34,408	-

Total revenues	5,349,713	4,937,747

Expenses
Vehicle sales	4,481,581	4,478,192
Fleet vehicle direct operating expenses	47,704	188,587
Fleet vehicle depreciation	228,763	290,919
Vehicle inventory impairment	91,742	90,875
Selling, general and administrative expenses	1,621,594	1,041,728
Share-based compensation	79,022	37,404
Acquisition, consulting and legal expenses	398,270	183,155
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles	78,434	23,089
Vehicle financing and notes payable interest	42,791	-
Interest	-	4,409
Total expenses	7,069,901	6,338,358

Net loss	$(1,720,188)	$(1,400,611)

Net loss per share attributable to shareholders, basic and diluted	$(0.18)	$(0.06)

Weighted average shares of common stock outstanding, basic and diluted	9,326,054	24,592,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	24,645,294	$-	$246	$16,306,737	$-	$(6,552,886)	$9,754,097

Common stock repurchased	(85,000)	-	-	-	(403,750)	-	(403,750)

Share-based compensation	-	-	-	37,404	-	-	37,404

Net loss	-	-	-	-	-	(1,400,611)	(1,400,611)

Impact of adoption of ASU 2016-02 related to leases	-	-	-	-	-	(17,621)	(17,621)

Balance at March 31, 2019 (unaudited)	24,560,294	$-	$246	$16,344,141	$(403,750)	$(7,971,118)	$7,969,519

Balance at December 31, 2019	8,691,323	$-	$87	$27,106,058	$(658,350)	$(10,600,358)	$15,847,437

Issuance of shares for cash	1,200,000	-	12	17,328,565	-	-	17,328,577

Issuance of shares for purchase of assets	33,183	-	-	487,454	-	-	487,454

Share-based compensation	-	-	-	79,022	-	-	79,022

Net loss	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance at March 31, 2020 (unaudited)	9,924,506	$-	$99	$45,001,099	$(658,350)	$(12,320,546)	$32,022,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,720,188)	$(1,400,611)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	307,197	314,008
Share-based compensation	79,022	37,404
Principal collections on investment in sales-type lease contracts	269,809	-
Amortization of operating lease expense	1,841	4,431
Interest accrued on vehicle financing and notes payable	1,760	-
(Increase) Decrease in assets:
Accounts receivable	46,373	169,729
Vehicles purchased for investment in sales-type lease contracts	(4,053,556)	-
Automotive inventory	(335,941)	2,756,083
Prepaid expenses and other assets	224,412	160,637
Increase (Decrease) in liabilities:
Accounts payable	222,483	(753,073)
Other current liabilities	(48,122)	(143,347)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(5,004,460)	1,145,261

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(30,178)	(7,484)
Purchases of intangible assets	(543,127)	(10,219)

NET CASH USED IN INVESTING ACTIVITIES	(573,305)	(17,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from line of credit – related parties	-	250,000
Principal reduction on line of credit – related parties	-	(525,000)
Principal payments on convertible notes payable	-	(365,000)
Repayments of vehicle financing and notes payable	(235,589)	-
Repurchase of common stock	-	(403,750)
Net cash received from issuance of common stock	17,328,577	-
Deferred stock offering costs	-	(35,761)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	17,092,988	(1,079,511)

NET INCREASE IN CASH	11,515,223	48,047

CASH, BEGINNING OF PERIOD	6,508,055	424,152

CASH, END OF PERIOD	$18,023,278	$472,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$40,749	$7,300
Right-of-use asset obtained in exchange for operating lease liability	$-	$1,697,027
Purchase of software license for debt and equity	$823,994	$-
Purchase of vehicles for debt and equity	$3,673,260	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

These condensed consolidated financial statements include the amounts of Automotive and its wholly-owned subsidiaries, LMP Motors, NSR, LMP Finance, and LMP Automotive, collectively referred to as the “Company.” All significant intercompany balances and transactions are eliminated in the consolidation.

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and an accumulated deficit of $(12,320,546) to date. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and produce positive margins.  The Company completed an initial public offering (“IPO”) during December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million.

Management plans to continue obtaining funding through 2020 for vehicle purchases and dealership acquisitions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures, which are included in annual financial statements, have been omitted pursuant to these rules and regulations. Management believes the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Note 2 - Summary of Significant Accounting Policies (cont’d.)

Basis of Presentation (cont’d.)

Although these interim financial statements for the three months ended March 31, 2020 and 2019 are unaudited, in the opinion of management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. For more complete information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable are due upon receipt. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at March 31, 2020 and December 31, 2019.

Inventory

The Company’s inventory consists of automobiles. Inventories are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at March 31, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

The Company depreciates its fleet inventory monthly based on 1% of initial cost starting in 2018 when the subscriptions and rentals were launched. For the three months ended March 31, 2020 and 2019, fleet vehicle depreciation approximated $229,000 and $291,000, respectively.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company wrote down approximately $92,000 and $49,000 of inventory to its net realizable value during the three months ending March 31, 2020 and year ended December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
Automotive Inventory	$14,824,570	$10,907,755
Inventory Impairment	(91,742)	(49,180)
Inventory Accumulated Depreciation	(916,937)	(822,672)
Total Automotive Inventory, net	$13,815,891	$10,035,903

Note 2 - Summary of Significant Accounting Policies (cont’d.)

Inventory (cont’d.)

	March 31, 2020	December 31, 2019
Automotive Inventory- Fleet, net	$13,304,369	$9,083,469
Automotive Inventory- Available for Sale, net	511,522	952,434
Total Automotive Inventory, net	$13,815,891	$10,035,903

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

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets at March 31, 2020 and December 31, 2019.

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

Note 2 - Summary of Significant Accounting Policies (cont’d.)

Fair Value of Financial Instruments (cont’d.)

Level 3 - Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.  These valuations require significant judgment.

At March 31, 2020 and December 31, 2019, the fair value of these financial instruments, including cash, accounts receivable, net investment in sales-type lease, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

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

The Company leases vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases. These leases generally have lease terms less than one year in duration. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a direct-financing lease, sales-type lease, or operating lease, as appropriate. The Company classifies leases as sales-type leases, where the present value of the sum of the lease payments and guaranteed residual value exceeds the Company’s investment in the leased vehicle.

Note 2 - Summary of Significant Accounting Policies (cont’d.)

Revenue Recognition (cont’d.)

Revenue on direct financing and sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within Vehicle Sales Revenues and Vehicle Sales Cost of Revenues in the condensed consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

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

LMP Motors, NSR, LMP Finance, and LMP Automotive are limited liability companies, which are treated as partnerships for income tax purposes. The income or loss and credits from limited liability companies are passed through to their members and reported on the members’ income tax returns. As such, there is no provision for income taxes. If applicable, the Company would recognize interest and penalties associated with tax matters as part of operating expenses and include accrued interest and penalties with the related tax liability in its condensed consolidated financial statements. There are no unrecognized tax benefits at March 31, 2020 and December 31, 2019.

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $11,100 and $65,900 for the three months ended March 31, 2020 and 2019, respectively.

Leases

The Company adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. The condensed consolidated financial statements for the three months ended March 31, 2020 and the year ended December 31, 2019 are presented under the new standard. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. The lease for the premises occupied in Plantation, Florida, was classified as an operating lease as of March 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

The adoption of the new lease standard had a significant impact on the condensed consolidated balance sheets, resulting in the recognition of $1.4 million of right-of-use assets, $0.3 million of current lease liabilities, and $1.1 million of long-term lease liabilities in the first quarter of 2019. In addition, the Company recognized an approximate $17,000 cumulative effect adjustment to accumulated deficit on the condensed consolidated statements of shareholders’ equity related to the unamortized deferred lease costs incurred in prior periods which do not meet the definition of initial direct costs under Topic 842. The adoption of Topic 842 did not have a significant impact on the lease classification or a material impact on the condensed consolidated statements of operations and liquidity.

Note 2 - Summary of Significant Accounting Policies (cont’d.)

Leases (cont’d.)

The components of the right-of-use asset and lease liabilities as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use asset	$1,016,741	$1,100,271
Operating lease liability, current portion	$340,222	$335,338
Operating lease liability, net of current portion	$708,574	$795,147

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

Lease Cost

Operating lease cost related to right-of-use assets (Plantation, FL Lease) is approximately $96,700 and $96,600 for the three months ended March 31, 2020 and 2019, respectively. The weighted average remaining term on the lease is 2.9 years. The weighted average discount rate is 2.63%.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is continuing to assess the impact of the standard on its consolidated financial statements.

Note 3 – Global Pandemic

On January 30, 2020, the World Health Organization (WHO) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond the point of origin. On March 20, 2020 the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s combined financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. In an effort to curb the financial impacts of the outbreak, the Company has reduced the total compensation to a maximum of $120,000 per employee for all current employees, effective beginning in May 2020, and will continue until further notice. The Company has also laid off all nonessential employees, implemented cost cuts and canceled certain new vehicle orders to accommodate the current demand.

The vehicle sales and rental industries have been significantly affected by the COVID-19 outbreak. Due to travel restrictions, car rentals and purchases have been reduced, with estimates of decreases compared to the previous year across the industry as much as 6-8%. Online sales and delivery direct to customers may alleviate some of this decrease, as they allow customers to comply with social distancing recommendations. Rental car sales have been significantly affected, with major rental car companies seeing as much as 80% decreases in sales over the quarter due to travel restrictions and cancellations.

Note 4 - Asset Purchase Agreement

On February 19, 2020, the Company entered into an asset purchase agreement whereby the Company purchased $4.2 million of assets, including vehicles ($2.87 million) and a perpetual, non-exclusive license for leasing software ($1.35 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the transaction.

The non-exclusive perpetual software license is for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores. The license value of $1.35 million is being amortized over its estimated useful life of three (3) years. Any enhancements to the software will be the exclusive property of the Company.

The vehicle acquisition was financed in part by two credit lines. The first line from Sutton Leasing funded the purchase of 30 vehicles for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The second line from The Bancorp was a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest for the purchase of 13 vehicles, with terms ranging from 32 to 41 months.

Note 5 - Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 6 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net are summarized as follows:

	March 31, 2020	December 31, 2019
Vehicles	$28,730	$28,730
Furniture, fixtures and equipment	331,594	301,417
Leasehold improvements	288,738	288,738
	649,062	618,885
Less: Accumulated depreciation and amortization	(129,392)	(109,530)
	$519,670	$509,355

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements amounted to $22,687 and $18,868 for the three months ended March 31, 2020 and 2019, respectively.

Note 7 – Intangible Assets

Intangible assets, net, are summarized as follows:

	March 31, 2020	December 31, 2019
Software license	$1,350,000	$-
Website design and other intangibles	116,897	99,776
	1,466,897	99,776
Less: Accumulated depreciation and amortization	(89,020)	(30,449)
	$1,377,877	$69,327

Amortization expense amounted to $55,747 and $4,221 for the three months ended March 31, 2020 and 2019, respectively.

Note 8 – Investment in Leasing Operations

Investment in leasing operations consists of the following:

	March 31, 2020	December 31, 2019
Sales-type leases:
Minimum lease payments receivable	$980,741	$157,542
Unearned income	(322,647)	(47,114)
Guaranteed residual value of vehicles	3,926,414	690,333
Total investment in leasing operations	$4,584,508	$800,761

As of March 31, 2020 and December 31, 2019, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date.

The assets held under the investment are leased to five customers. A certain residual value of the vehicles is guaranteed by these customers, whether those customers ultimately purchases the vehicle at the end of the lease term or not.

Leasing income as included in Revenues on the Consolidated Condensed Statements of Operations consists of the following:

	March 31, 2020	March 31, 2019
Interest income on sales-type leases	$34,408	$-
Selling profit at commencement of sales-type lease	286,013	-
Operating lease income	16,741	172,433
Leasing income	$337,162	$172,433

Note 9 - Related Party Transactions

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

The Company leases vehicles under its subscription program to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases was $23,590 for the three month period ended March 31, 2020.

Note 10 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	March 31, 2020	December 31, 2019
Accounts Payable	$304,692	$68,033
Credit Card Payable	16,910	44,807
Vehicle Purchase Payable	13,721	-
Total Accounts Payable	$335,323	$112,840

Other Current Liabilities:

	March 31, 2020	December 31, 2019
Accrued Payroll	$144,881	$157,174
Customer Deposits On Hand	79,656	163,774
Subscription Deferred Activation Fees	98,187	145,986
Property Tax Accrual	76,971	61,577
Sales & Other Taxes Payable	19,052	42,483
Other Accruals	186,194	82,069
Total Other Current Liabilities	$604,941	$653,063

Note 11 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with a related party under common ownership in Plantation, FL as of March 31, 2020 are as follows:

Years Ending December 31:
2020 (nine months)	$272,122
2021	371,898
2022	383,055
2023	64,154
Total minimum lease payments	1,091,229
Less: amount representing interest	(42,433)
Present value of future payments	1,048,796
Less: current obligations	(340,222)
Long-term obligations	$708,574

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

During 2019, the Company entered into an agreement for the right to use certain parking spaces in Oakland Park, Florida. The month-to-month agreement calls for monthly rent of $5,000 per month, plus sales tax.

Rent expense charged to operations for the three months ended March 31, 2020 and 2019, inclusive of CAM and taxes, was $124,075 and $213,400, respectively.

Note 12 - Vehicle Financing and Notes Payable

In 2019, Mercedes-Benz Financial approved $3.5 million for the Company’s subscription and rental fleet inventory purchases. During 2019, the Company purchased vehicles totaling approximately $2,400,000 under various Note and Security Agreements with 10% cash down payments and the remaining $2,160,000 financed over 36 months at an interest rate of 4.89%.

During the three months ended March 31, 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10 million. The Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. At March 31, 2020 and December 31, 2019, the outstanding principal balance was approximately $2,786,000 and $2,103,000, respectively.

In 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. The outstanding principal balance was $0 and $60,239 at March 31, 2020 and December 31, 2019, respectively.

Note 13 - Contingencies

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains third-party insurance to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

On February 10, 2020, a partial summary judgement was granted for the plaintiff for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute, and the Company is appealing the summary judgment.

Note 14 - Equity

In February 2020, the Company completed a secondary public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million.

In February 2020, as part of its asset purchase agreement, the Company issued 33,183 shares of common stock valued at a price of $14.69 per share, or $487,454.

Note 15 - Stock Options

At March 31, 2020 and 2019, the Company had $138,589 and $405,794, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2024. The Company will recognize forfeitures as they occur. Share-based compensation expense was $79,022 and $37,404 for the three months ended March 31, 2020 and 2019, respectively. The total amount recorded in “Additional paid-in capital” related to stock options as of March 31, 2020 was approximately $646,000. The weighted average remaining contractual term for the outstanding options at March 31, 2020 and December 31, 2019 is 3.51 and 3.54 years, respectively.

Note 15 - Stock Options (cont’d.)

Stock option activity for the three months ended March 31, 2020 and year ended December 31, 2019, are as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at December 31, 2018	511,000	$3.82
Options granted	112,500	7.01
Options exercised	-	-
Options forfeited or expired	(279,000)	-
Outstanding at December 31, 2019	344,500	$4.57
Options granted	-	-
Options exercised	-	-
Options forfeited or expired	(7,500)	-
Outstanding at March 31, 2020	337,000	$4.54
Vested as of March 31, 2020	297,923	$3.97
Expected to vest as of March 31, 2020	39,077	$8.91

Note 16 - Purchase Warrants

Common stock purchase warrant activity for the years ended March 31, 2020 and December 31, 2019 are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at December 31, 2018	-	$-
Issued	115,000	6.25
Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	-	-
Exercised	-	-
Outstanding at March 31, 2020	151,000	$9.53

In connection with the Company’s IPO, the Company granted warrants to purchase 115,000 shares of its Common Stock at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted warrants to purchase 36,000 shares of its Common Stock at $20.00 per share to its underwriters.

Note 17 - Net Loss per Share Attributable to Common Shareholders

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  The weighted average shares of Common Stock outstanding was 9,326,054 and 24,592,516 for the three months ended March 31, 2020 and 2019, respectively.

Note 18 - Subsequent Events

In May 2020, the Company offered to rescind the purchase of certain shares of Company stock, including shares converted from debt in 2018 and 2019. The Company estimates that the maximum amount of costs related to the rescission offer will be approximately $1.6 million, plus accrued interest.

In May 2020, in response to the uncertainty caused by COVID-19, the Company set the annual compensation limit for all current employees to $120,000 until further notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties.All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Business Overview

LMP Automotive Holdings, Inc. (“LMP,” the “Company,” or “we”) was formed as a Delaware corporation on December 15, 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC to the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. We refer to these transactions as the reorganization. As a result of the reorganization, the Company now owns one hundred percent (100%) of the equity in each of these four entities. LMP Motors.com, LLC currently operates our automobile sales business. LMP Finance, LLC currently operates our rental and subscription business. 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, but are currently inactive.

Through our wholly owned subsidiaries, we currently offer our customers the opportunity to buy, sell, rent and subscribe for, and obtain financing for automobiles both online and in person.

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

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the condensed consolidated financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

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

We lease vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases. These leases generally have lease terms less than one year in duration. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a direct-financing lease, sales-type lease, or operating lease, as appropriate. We classify leases as sales-type leases, where the present value of the sum of the lease payments and guaranteed residual value exceeds our investment in the leased vehicle.

Revenue on direct financing and sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within Vehicle Sales Revenues and Vehicle Sales Cost of Revenues in our consolidated condensed statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

We collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Subscription Revenue

We offer a vehicle subscription plan where a customer will pay a monthly fee in exchange for access to a vehicle. Our subscriptions in many cases include monthly swaps, scheduled maintenance and upkeep, license and registration and in most cases roadside assistance. Customers have the flexibility to up-or-downgrade a vehicle monthly, with the vehicle payment adjusted accordingly. There is an activation payment at subscription inception that varies based upon the monthly payment of the selected vehicle. Monthly vehicle payments are dependent upon the vehicle selected by the customer. Due to the nature of the subscription contract, where the subscriber can swap out the vehicle in the contract and the performance obligation is completed and recognized each month, the revenues earned under these contracts are recognized in accordance with ASC 606.

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

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on our management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at March 31, 2020 or December 31, 2019.

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

Fair Value of Financial Instruments

Our financial instruments consist of cash, prepaid expenses, net investments in sales-type leases, payables, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the condensed consolidated financial statements to approximate fair value, due to their short-term nature.

Inventory

Our inventory consists of automobiles, which are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at March 31, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

We depreciate our fleet inventory monthly based on 1% of initial cost. For the three months ended March 31, 2020 and 2019, fleet vehicle depreciation approximated $229,000 and $291,000, respectively.

We periodically review our automobile inventory to determine whether any inventories have become obsolete or have declined in value and record a charge to operations for known and estimated inventory obsolescence.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, ranging from 5 to 10 years.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. We currently plan to adopt the guidance at the beginning of fiscal 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

We generated revenues of $5,349,713 for the three month period ended March 31, 2020, as compared with revenues of $4,937,747 generated during the comparative three-month period ended March 31, 2019, an increase of $411,966. The increase was mainly due to an increase from sales recognized on sales-type lease contracts, and increased subscription fee revenues.

Vehicle Sales

We incurred vehicle sales expenses of $4,481,581 for the three month period ending March 31, 2020, as compared to $4,478,192 incurred during the comparative three month period ended March 31, 2019, an increase of $3,389. Vehicle sales expenses represent the cost of vehicles sold, which comprised 94.9% and 100.0% of vehicle sales revenue for the three month periods ended March 31, 2020 and 2019, respectively. Our margins improved for the three months ended March 31, 2020 as a result of our sales-type lease contracts entered into during the quarter.

Vehicle Depreciation and Impairment

We incurred vehicle depreciation of $228,763 for the three month period ending March 31, 2020, as compared to $290,919 incurred during the comparative three month period ended March 31, 2019, a decrease of $62,156.

We incurred vehicle inventory impairment of $91,742 for the three month period ending March 31, 2020, as compared to $90,875 incurred during the comparative three month period ended March 31, 2019, an increase of $867.

The change in depreciation and inventory impairment charges is due to a higher percentage of sales from sales-type leases and purchasing new vehicles at a greater discount from our providers.

Selling, General and Administrative Expenses

We incurred SG&A expenses of $1,621,594 during the three month period ended March 31, 2020, an increase of $579,866 as compared with $1,041,728 incurred during the three month period ended March 31, 2019. The increase is mainly due to increases in expenses related to payroll of approximately $261,000, insurance costs of approximately $197,000, and travel costs of approximately $167,000, due to our second public offering and an asset purchase transaction, both occurring in February 2020.

Acquisition, Consulting, and Legal Expenses

We incurred acquisition, consulting, and legal expenses of $398,270 during the three months ended March 31, 2020, as compared to $183,155 during the comparative three month period ended March 31, 2019, an increase of $215,115. The increase in the first quarter of 2020 is mainly due to the increased use of outside accounting and legal consultants and audit fees due to us becoming a public company and the increased compliance requirements associated with our public company status, as well as for costs associated with the second public offering and an asset purchase transaction, both occurring in February 2020.

Net Losses

We sustained net losses of $1,720,188 and $1,400,611 for the three months ended March 31, 2020 and 2019, respectively, for the reasons described above.

Non-GAAP Financial Measures

We have provided certain non-GAAP financial measures, including EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins, to supplement the financial results that are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Management uses these financial metrics internally in analyzing our financial results to assess operational performance and to determine our future capital requirements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to these financial metrics in assessing our performance and when planning, forecasting and analyzing future periods. We believe these financial metrics are useful to investors and others to understand and evaluate our operating results and it allows for a more meaningful comparison between our performance and that of our competitors. Our use of EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins have limitations as analytical tools, and you should not consider these performance measures in isolation from or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider these financial metrics along with other financial performance measures, including total revenues, total gross profit and net loss presented in accordance with GAAP.

EBITDA

We define EBITDA as net loss before interest expense, income tax expense, depreciation (including vehicle inventory impairment) and amortization.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Month Period Ended March 31,
	2020	2019	Change
EBITDA
Net loss	$(1,720,188)	$(1,400,611)	$(319,577)
Interest expense	42,791	4,409	38,382
Tax	-	-	-
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles, fleet vehicles, and inventory impairment	398,939	404,883	(5,944)
EBITDA	$(1,278,458)	$(991,319)	$(287,139)

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

	Three Month Period Ended March 31,
	2020	2019	Change
Subscription Leasing and Rental Margins
Subscription fees revenue	$573,722	$292,422	$281,300
Rental revenues	16,741	172,433	(155,692)
Total subscription fees and rental revenues	590,463	464,855	125,608
Subscription and rental cost of revenues	(47,704)	(188,587)	140,883
Gross profit	$542,759	$276,268	$266,491
Subscription leasing and rental margins	91.9%	59.4%	32.5%

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Month Period Ended March 31,
	2020	2019	Change
Vehicle Sales Margins
Vehicle sales revenue	$4,724,842	$4,472,892	$251,950
Vehicles sales cost of revenues	(4,481,581)	(4,478,192)	(3,389)
Gross profit (loss)	$243,261	$(5,300)	$248,561
Vehicle sales margin	5.1%	-0.1%	5.2%

Liquidity and Capital Resources

Cash Flow Activities

As of March 31, 2020, we had an accumulated deficit of $12,320,546. We have incurred net losses since inception, and have funded operations primarily through sales of our common stock and issuance of debt. As of March 31, 2020 we had $18,023,278 in cash. The net increase in cash of $11,515,223 during the three month period ended March 31, 2020 and net increase in cash of $48,047 during the three month period ended March 31, 2019 is due to the following activities:

Operating Activities

Net cash used in operating activities was $5,004,460, as compared to net cash provided of $1,145,261 for the three months ended March 31, 2020 and 2019, respectively. The $6,149,721 decrease in net cash from operating activities was primarily due to $4,053,556 of vehicles purchased for use in our sales-type lease contracts during the three month period ended March 31, 2020, as well as the net change of $2,756,083 in vehicles sold from our inventory during the three month period ended March 31, 2019.

Investing Activities

Net cash used in investing activities was $573,305 as compared to $17,703 for the three months ended March 31, 2020 and 2019, respectively. The $555,602 increase in net cash used in investing activities was primarily due to the cash paid in our asset acquisition in part for the purchase of a perpetual, non-exclusive license for leasing software.

Financing Activities

Net cash generated from financing activities was $17,092,988 as compared to net cash used of $1,079,511 for the three months ended March 31, 2020 and 2019, respectively. The $18,172,499 increase in net cash from financing activities was primarily due to cash received from the issuance of common stock of $17,328,577 during the three month period ended March 31, 2020. There were no issuances of common stock for cash during the three month period ended March 31, 2019.

Use of Cash and Cash Requirements

During the first quarter of 2019, we sold certain fleet vehicles to make payments on convertible notes and fund our common stock repurchases, as well as to purchase additional fleet vehicles and fund our monthly recurring overhead.

In the first quarter of 2019 we purchased an aggregate of 85,000 shares of our common stock from three (3) shareholders at an aggregate price of $4.75 per share, or $403,750. In April 2019, we purchased 53,600 shares of our common stock from one (1) shareholder at an aggregate price of $4.75 per share, or $254,600. These shares are currently held in treasury.

During the first quarter of 2020, we purchased $4,053,556 of vehicles for use in our sales-type lease contracts. We funded these purchases with cash received from our second public offering, where we issued 1,200,000 shares of common stock and received net proceeds of $17,328,577.

During the first quarter of 2020, we entered into an asset purchase agreement whereby we purchased $4.2 million of assets, including vehicles ($2.87 million) and a perpetual, non-exclusive license for leasing software ($1.35 million). The vehicles were financed by two different lenders, and we paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of our common stock on February 19, 2020) for the remainder of the transaction.

Sources of Capital

In February 2020, we completed a second public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the quarter ended March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chairman, President and Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to Management’s attention during the quarter ended March 31, 2020, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Other than those previously disclosed by the Company in its current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of the Company’s equity securities during the period covered by this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Sam Tawfik
By:	Sam Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	May 15, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document