Form 10-Q
period 2020-06-30
LMP Automotive Holdings, Inc.
filed 2020-08-14
CIK 1731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 9,903,453 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Cash	$17,650,438	$6,508,055
Accounts receivable	766,004	54,044
Automotive inventory, net	11,505,588	10,035,903
Net investment in sales-type leases	8,870,702	800,761
Other current assets	408,872	830,533
Total current assets	39,201,604	18,229,296

Property, equipment and leasehold improvements, net	513,393	509,355
Intangible assets	1,269,161	69,327
Right-of-use asset	932,666	1,100,271

TOTAL ASSETS	$41,916,824	$19,908,249

LIABILITIES:
Accounts payable	$1,875,799	$112,840
Vehicle financing and notes payable, current portion	1,828,870	2,164,424
Other current liabilities	600,827	653,063
Operating lease liability, current portion	345,191	335,338
Total current liabilities	4,650,687	3,265,665

Vehicle financing and notes payable, net of current portion	4,442,659	-
Operating lease liability, net of current portion	619,610	795,147
Total noncurrent liabilities	5,062,269	795,147

TOTAL LIABILITIES	9,712,956	4,060,812

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,063,105 and 8,829,923 shares, and 9,924,506 and 8,691,323 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	99	87
Additional paid-in capital	44,966,563	27,106,058
Treasury stock, 138,600 shares, at cost	(658,350)	(658,350)
Accumulated deficit	(12,104,444)	(10,600,358)
Total shareholders’ equity	32,203,868	15,847,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$41,916,824	$19,908,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues
Vehicle sales	$7,083,217	$1,300,170	$11,808,059	$5,773,062
Subscription and rental revenues	503,782	410,310	1,094,245	875,165
Interest revenue – sales-type leases	128,765	-	163,173	-
Total revenues	7,715,764	1,710,480	13,065,477	6,648,227

Expenses
Vehicle sales	6,106,859	1,238,537	10,588,440	5,716,729
Fleet vehicle direct operating expenses	88,132	73,462	135,836	262,049
Fleet vehicle depreciation	134,209	225,236	362,972	516,155
Vehicle inventory impairment	-	288,004	91,742	378,879
Selling, general and administrative expenses	675,135	521,127	2,375,751	1,600,259
Acquisition, consulting, and legal expenses	280,650	620,759	678,920	803,914
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles	143,094	22,174	221,528	45,263
Vehicle financing and notes payable interest	71,532	-	114,323	-
Interest	51	2,833	51	7,242
Total expenses	7,499,662	2,992,132	14,569,563	9,330,490

Net income (loss)	$216,102	$(1,281,652)	$(1,504,086)	$(2,682,263)

Net income (loss) per share, basic and diluted	$0.02	$(0.05)	$(0.16)	$(0.11)

Weighted average shares of common stock outstanding, basic and diluted	9,924,506	24,506,694	9,625,280	24,549,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	24,645,294	$-	$246	$16,306,737	$-	$(6,552,886)	$9,754,097

Common stock repurchased	(85,000)	-	-	-	(403,750)	-	(403,750)

Share-based compensation	-	-	-	37,404	-	-	37,404

Net loss	-	-	-	-	-	(1,400,611)	(1,400,611)

Impact of adoption of ASU 2016-02 related to leases	-	-	-	-	-	(17,621)	(17,621)

Balance at March 31, 2019 (unaudited)	24,560,294	$-	$246	$16,344,141	$(403,750)	$(7,971,118)	$7,969,519

Common stock repurchased	(53,600)	-	-	-	(254,600)	-	(254,600)

Share-based compensation	-	-	-	12,237	-	-	12,237

Net loss	-	-	-	-	-	(1,281,652)	(1,281,652)

Balance at June 30, 2019 (unaudited)	24,506,694	$-	$246	$16,356,378	$(658,350)	$(9,252,770)	$6,445,504

Balance at December 31, 2019	8,691,322	$-	$87	$27,106,058	$(658,350)	$(10,600,358)	$15,847,437

Issuance of shares for cash	1,200,000	-	12	17,328,565	-	-	17,328,577

Issuance of shares for purchase of assets	33,183	-	-	487,454	-	-	487,454

Share-based compensation	-	-	-	79,022	-	-	79,022

Net loss	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance at March 31, 2020 (unaudited)	9,924,505	$-	$99	$45,001,099	$(658,350)	$(12,320,546)	$32,022,302

Share-based compensation	-	-	-	(34,536)	-	-	(34,536)

Net income	-	-	-	-	-	216,102	216,102

Balance at June 30, 2020 (unaudited)	9,924,505	$-	$99	$44,966,563	$(658,350)	$(12,104,444)	$32,203,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,504,086)	$(2,682,263)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	584,500	561,419
Share-based compensation	44,486	49,641
Principal collections on investment in sales-type lease contracts	486,146	-
Loss on disposal	-	60,368
Amortization of operating lease expense	1,921	7,153
Interest accrued on vehicle financing and notes payable	15,328	-
(Increase) Decrease in assets:
Accounts receivable	(711,960)	224,549
Vehicles purchased for investment in sales-type lease contracts	(8,556,087)	-
Automotive inventory	4,154,899	4,211,374
Prepaid expenses and other assets	421,661	316,506
Increase (Decrease) in liabilities:
Accounts payable	1,762,959	(742,438)
Other current liabilities	(52,236)	15,343

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,352,469)	2,021,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(58,468)	(94,936)
Proceeds from sale of assets	-	43,865
Purchases of intangible assets	(557,028)	(27,919)

NET CASH USED IN INVESTING ACTIVITIES	(615,496)	(78,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from line of credit – related parties	-	700,000
Principal reduction on line of credit – related parties	-	(975,000)
Principal payments on convertible notes payable	-	(962,000)
Repayments of vehicle financing and notes payable	(2,218,229)	-
Repurchase of common stock	-	(658,350)
Net cash received from issuance of common stock	17,328,577	-
Deferred stock offering costs	-	(163,239)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,110,348	(2,058,589)

NET INCREASE (DECREASE) IN CASH	11,142,383	(115,927)

CASH, BEGINNING OF PERIOD	6,508,055	424,152

CASH, END OF PERIOD	$17,650,438	$308,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$99,047	$21,240
Right-of-use asset obtained in exchange for operating lease liability	$-	$1,697,027
Purchase of software license for debt and equity	$823,994	$-
Purchase of vehicles for debt and equity	$5,973,466	$-

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

LMP Finance, LLC (“LMP Finance”) is engaged in the purchasing and subscribing of vehicles. LMP Finance operates in the state of Florida. LMP Finance is a limited liability company and was organized in the state of Delaware.

LMP Automotive Holdings, LLC (“LMP Automotive”) was formed to acquire the assets from LMP Motors.com LLC, LMP Finance, LLC, and other subsidiary companies. LMP Automotive operates in the state of Florida. LMP Automotive is a limited liability company and was organized in the state of Delaware.

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

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and has an accumulated deficit of approximately $12.1 million as of June 30, 2020. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and to produce positive margins.  The Company completed an initial public offering (“IPO”) during December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million.

Management plans to continue to obtain funding through 2020 for vehicle purchases and dealership acquisitions.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures, which are included in annual financial statements, have been omitted pursuant to these rules and regulations. Management believes the disclosures made in these interim unaudited condensed consolidated financial statements are adequate to make the information not misleading.

Although these interim condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 are unaudited, in the opinion of management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. For more complete information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

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

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable are due upon receipt. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of June 30, 2020 and December 31, 2019. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information.

Inventory

The Company’s inventory consists of automobiles. Inventories are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories as of June 30, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

The Company launched its subscription and rental business in 2018, at which time it started to depreciate the corresponding fleet inventory using a monthly rate of 1% of initial cost. Fleet vehicle depreciation approximated $134,000 and $363,000, respectively, for the three and six months ended June 30, 2020, and approximated $225,000 and $516,000, respectively, for the three and six months ended June 30, 2019.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company wrote down approximately $0 and $49,000 of inventory to its net realizable value during the six months ended June 30, 2020 and year ended December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
Automotive Inventory	$12,251,230	$10,907,755
Inventory Impairment	-	(49,180)
Inventory Accumulated Depreciation	(745,642)	(822,672)
Total Automotive Inventory, net	$11,505,588	$10,035,903

	June 30, 2020	December 31, 2019
Automotive Inventory- Fleet, net	$6,070,847	$9,083,469
Automotive Inventory- Available for Sale, net	5,434,741	952,434
Total Automotive Inventory, net	$11,505,588	$10,035,903

Property, Equipment and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred. When items included in property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in selling, general and administrative expenses.

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

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets as of June 30, 2020 and December 31, 2019.

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

As of June 30, 2020, and December 31, 2019, the fair value of these financial instruments, including cash, accounts receivable, net investment in sales-type leases, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates.

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

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

Used Vehicle Sales Revenue

The Company’s business consists of retail and wholesale sales of used vehicles to customers. Sales are based on a physical showroom and efficient online showrooms on the Company’s websites. The Company offers a home delivery service so that it delivers the car to the place agreed upon with the client. The Company also sells used vehicles in auctions.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of a vehicle to a customer. The prices of the vehicles are stated in its contracts at stand-alone selling prices, which are agreed upon with its customer prior to delivery. The Company satisfies its performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. The Company recognizes revenue at the agreed-upon price stated in the contract, including any delivery charges. In addition, any noncash consideration received from a customer (i.e., trade-in vehicles) is recognized at fair value. Customer payment is received, or third-party financing is confirmed prior to vehicle transfer.

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

Subscription Revenue

The Company offers a vehicle subscription plan where a customer will pay a monthly fee in exchange for access to a vehicle.  The Company’s subscriptions include monthly swaps, scheduled maintenance and upkeep, license, and registration and in most cases roadside assistance. Customers have the flexibility to up-or-downgrade a vehicle monthly, with the vehicle payment adjusted accordingly.  There is an activation payment at subscription inception that varies based upon the monthly payment of the selected vehicle.  Monthly vehicle payments are dependent upon the vehicle selected by the customer. Due to the nature of the subscription contract, where the subscriber can swap out the vehicle in the contract and the performance obligation is completed and recognized each month, the revenues earned under these contracts are recognized in accordance with ASC 606.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $8,100 and $19,200, respectively, for the three and six months ended June 30, 2020, and approximately $16,000 and $81,900, respectively, for the three and six months ended June 30, 2019.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. The condensed consolidated financial statements for the six months ended June 30, 2020 and the year ended December 31, 2019 are presented under the new standard. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

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

The components of the right-of-use asset and lease liabilities as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Operating lease right-of-use asset	$932,666	$1,100,271
Operating lease liability, current portion	$345,191	$335,338
Operating lease liability, net of current portion	$619,610	$795,147

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

Lease Cost

Operating lease cost related to right-of-use assets (Plantation, Florida Lease) is approximately $96,700 and $193,400, respectively, for the three and six months ended June 30, 2020, and approximately $96,600 and $193,300, respectively, for the three and six months ended June 30, 2019. The weighted average remaining term on the lease is 2.7 years. The weighted average discount rate is 2.63%.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal 2023. The Company is continuing to assess the impact of the standard on its consolidated financial statements.

Note 3 - Global Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond the point of origin. On March 20, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. To curb the financial impacts of the outbreak, the Company has reduced the total compensation to a maximum of $120,000 per employee for all current employees, effective beginning in May 2020. The Company also reduced the headcount of all nonessential employees, implemented cost cuts, and canceled certain new vehicle orders to accommodate the current demand. The Company has since resumed normal salaries, hiring practices, and vehicle purchases.

Note 4 - Asset Purchase Agreement

On February 19, 2020, the Company entered into an asset purchase agreement whereby the Company purchased $4.2 million of assets, including vehicles ($2.87 million) and a perpetual, non-exclusive license for leasing software ($1.35 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the purchase consideration.

The non-exclusive perpetual software license is for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores. The license value of $1.35 million is being amortized over its estimated economic useful life of three (3) years.

The vehicle acquisition was financed in part by two credit lines. The first line from Sutton Leasing funded the purchase of 30 vehicles for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The second line from The Bancorp Bank was a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest for the purchase of 13 vehicles, with terms ranging from 32 to 41 months.

Note 5 - Concentration of Credit Risk

The Company maintains its cash balances in one financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 6 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net is summarized as follows:

	June 30, 2020	December 31, 2019
Vehicles	$6,822	$28,730
Furniture, fixtures, and equipment	350,544	301,417
Leasehold improvements	298,082	288,738
	655,448	618,885
Less: Accumulated depreciation and amortization	(142,055)	(109,530)
	$513,393	$509,355

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements amounted to $20,478 and $43,165, respectively, for the three and six months ended June 30, 2020, and $16,541 and $35,409, respectively, for the three and six months ended June 30, 2019.

Note 7 - Intangible Assets

Intangible assets, net, are summarized as follows:

	June 30, 2020	December 31, 2019
Software license	$1,350,000	$-
Website design and other intangibles	130,798	99,776
	1,480,798	99,776
Less: Accumulated depreciation and amortization	(211,637)	(30,449)
	$1,269,161	$69,327

Amortization expense amounted to $125,441 and $181,188, respectively, for the three and six months ended June 30, 2020, and $5,633 and $9,854, respectively, for the three and six months ended June 30, 2019.

As of June 30, 2020, future amortization of intangible assets was as follows:

Years ending December 31,
2020 (six months)	$243,193
2021	481,440
2022	462,059
2023	82,469
$1,269,161

Note 8 - Investment in Leasing Operations

Investment in leasing operations consists of the following:

	June 30, 2020	December 31, 2019
Sales-type leases:
Minimum lease payments receivable	$2,518,753	$157,542
Unearned income	(982,382)	(47,114)
Guaranteed residual value of vehicles	7,334,331	690,333
Total investment in leasing operations	$8,870,702	$800,761

As of June 30, 2020 and December 31, 2019, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date.

The assets held under the investment are leased to seven customers. A certain residual value of the vehicles is guaranteed by these customers, whether those customers ultimately purchase the vehicle at the end of the lease term or not.

Leasing income as included in Revenues on the consolidated condensed statements of operations consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income on sales-type leases	$128,765	$-	$163,173	$-
Selling profit at commencement of sales-type lease	528,778	-	800,058	-
Operating lease income / (loss)	(2,151)	112,545	14,591	284,978
Leasing income	$655,392	$112,545	$977,822	$284,978

Note 9 - Related Party Transactions

During 2018, the Company entered into a non-interest-bearing revolving line of credit agreement with an entity related to the majority shareholder (credit limit is $4,000,000). Amounts drawn on the line of credit become due and payable on the earlier of written demand by the lender or May 21, 2020, as defined in the agreement. The line of credit was paid in full in December 2019.

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

The Company leases vehicles under its subscription and sales-type programs to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases amounted to $60,869 and $84,459 for the three- and six-month period ended June 30, 2020.

Note 10 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	June 30, 2020	December 31, 2019
Accounts Payable	$350,734	$68,033
Credit Card Payable	25,225	44,807
Vehicle Purchase Payable	1,499,840	-
Total Accounts Payable	$1,875,799	$112,840

Other Current Liabilities:

	June 30, 2020	December 31, 2019
Accrued Payroll	$18,888	$157,174
Customer Deposits on Hand	143,391	163,774
Subscription Deferred Activation Fees	101,999	145,986
Property Tax Accrual	32,500	61,577
Sales & Other Taxes Payable	48,687	42,483
Other Accruals	255,362	82,069
Total Other Current Liabilities	$600,827	$653,063

Note 11 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with a related party under common ownership in Plantation, Florida as of June 30, 2020 are as follows:

Years Ending December 31:
2020 (six months)	$181,414
2021	371,898
2022	383,055
2023	64,155
Total minimum lease payments	1,000,522
Less: amount representing interest	(35,721)
Present value of future payments	964,801
Less: current obligations	(345,191)
Long-term obligations	$619,610

Operating Leases

During 2019, the Company entered into an agreement for the right to use certain parking spaces in Oakland Park, Florida. The month-to-month agreement calls for monthly rent of $5,000 per month, plus sales tax.

Rent expense charged to operations, inclusive of CAM and taxes, was $146,799 and $270,874, respectively, for the three and six months ended June 30, 2020, and $87,724 and $301,124, respectively, for the three and six months ended June 30, 2019.

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

During the six months ended June 30, 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10 million. During the first quarter of 2020, the Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. During the second quarter of 2020, the Company financed vehicles previously purchased totaling approximately $2,300,000 under two new Note and Security Agreements with 10% cash down payment and financed over 36 months at interest rates ranging from 3.99% to 4.15%. As of June 30, 2020 and December 31, 2019, the outstanding principal and accrued interest balance on the notes was approximately $4,374,000 and $2,104,000, respectively.

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The outstanding balance on the Sutton line was approximately $1,287,000 as of June 30, 2020.

●	The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. The outstanding balance on the Bancorp line was approximately $611,000 as of June 30, 2020.

In 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. The outstanding principal and accrued interest balance was approximately $60,000 as of December 31, 2019. The balance was paid off during the first quarter of 2020.

In total, the Company had an outstanding principal and accrued interest balance amounting to approximately $6,272,000 and $2,164,000 as of June 30, 2020 and December 31, 2019, respectively.

The outstanding principal and accrued interest balances were allocated between its current (due over the next and twelve months) and noncurrent (due after the next twelve months) components.

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

On February 10, 2020, a partial summary judgment was granted for the plaintiff for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute, and the Company is appealing the summary judgment. In the 2nd quarter of 2020, the Company posted a bond with the court to continue mediation of this matter.

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

In May 2020, the Company offered to rescind the purchase of certain shares of Company stock, including shares converted from debt in 2018 and 2019. The Company estimates that the maximum amount of costs related to the rescission offer will be approximately $1.6 million, plus accrued interest. In July 2020, the Company paid approximately $163,000 to investors who accepted the offer. All other offers have since expired.

Note 15 - Stock Options

As of June 30, 2020 and 2019, the Company had $34,957 and $174,186, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2024. The Company recognizes forfeitures as they occur. Share-based compensation expense was $(34,536) and $44,486, respectively, for the three and six months ended June 30, 2020, and $12,237 and $49,641, respectively, for the three and six months ended June 30, 2019. The total amount recorded in “Additional paid-in capital” related to stock options as of June 30, 2020 was approximately $612,000. The weighted average remaining contractual term for the outstanding options as of June 30, 2020 and December 31, 2019 is 2.96 and 3.54 years, respectively.

Stock option activity for the six months ended June 30, 2020 and year ended December 31, 2019, are as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding as of December 31, 2018	511,000	$3.82
Options granted	112,500	7.01
Options exercised	-	-
Options forfeited or expired	(279,000)	-
Outstanding as of December 31, 2019	344,500	$4.57
Options granted	-	-
Options exercised	-	-
Options forfeited or expired	(31,000)	-
Outstanding as of June 30, 2020	313,500	$3.96
Vested as of June 30, 2020	285,428	$3.86
Expected to vest as of June 30, 2020	28,072	$5.00

Note 16 - Purchase Warrants

Common stock purchase warrant activity for the six months ended June 30, 2020 and year ended December 31, 2019 are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding as of December 31, 2018	-	$-
Issued	115,000	6.25
Cancelled	-	-
Exercised	-	-
Outstanding as of December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	-	-
Exercised	-	-
Outstanding as of June 30, 2020	151,000	$9.53

In connection with the Company’s IPO, the Company granted warrants to purchase 115,000 shares of its Common Stock at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted warrants to purchase 36,000 shares of its Common Stock at $20.00 per share to its underwriters.

Note 17 - Net Income (Loss per) Share Attributable to Common Shareholders

The basic and diluted net income (loss) per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  The weighted average shares of Common Stock outstanding were 9,924,506 and 9,625,280, respectively, for the three and six months ended June 30, 2020, and 24,506,694 and 24,549,368, respectively, for the three and six months ended June 30, 2019.

Note 18 - Subsequent Events

On July 6, 2020, in connection with the appointment of its new Executive Manager, the Company granted 20,000 options to purchase shares of the Company’s common stock at an exercise price of $9.33 per share.

On July 8, 2020, the Company purchased the building where its headquarters are in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3,600,000 in cash.

On July 13, 2020, the Company entered into an Asset Purchase Agreement to purchase a 75% interest in certain assets and assume certain liabilities held by a dealership in Newnan, Georgia, for $27,000,000 in cash, which will be accounted for as a business combination.

On July 26, 2020, in connection with the appointment of its new Chief Operating Officer, the Company granted 40,000 options to purchase shares of the Company’s common stock at an exercise price of $8.21 per share.

In July 2020, the Company paid approximately $163,000 to three investors related to the repurchase of 21,053 common shares for approximately $115,000 and payment of interest of approximately $48,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Business Overview

LMP Automotive Holdings, Inc. (“LMP,” the “Company,” or “we”) was formed as a Delaware corporation on December 15, 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC to the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. We refer to these transactions as the reorganization. As a result of the reorganization, the Company now owns one hundred percent (100%) of the equity in each of these four entities. LMP Motors.com, LLC currently operates our automobile sales business. LMP Finance, LLC currently operates our rental and subscription business. 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, however, are currently inactive.

Through our wholly owned subsidiaries, we currently offer our customers the opportunity to buy, sell, rent, and subscribe for, and obtain financing for automobiles both online and in person.

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

Our platform is designed to streamline the automobile transaction value chain by digitizing a substantial part of the sales and transaction process. We believe this will enhance the consumer experience by creating operational efficiencies that are designed to improve our financial and business performance. We also intend to centralize sales, title, tag, finance, insurance, and logistics operations, to create additional financial and operational benefits, as well as a positive consumer experience. We believe that bringing more of the vehicle shopping and transaction experience online will provide consumers with a broader range of purchase, rental and subscription options while eliminating time spent in negotiation and haggling.

Currently, we only offer sales and subscriptions of pre-owned and new automobiles.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make assumptions, estimates and judgments that affect the amounts reported in the condensed consolidated financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Revenue Recognition

Used Vehicle Sales Revenue

Our business consists of retail and wholesale sales of used vehicles to customers. Sales are based on a physical showroom and efficient online showrooms on our websites. We offer a home delivery service so that it delivers the car to the place agreed upon with the client. We also sell used vehicles in auctions.

We recognize revenue when we satisfy a performance obligation by transferring control of a vehicle to a customer. The prices of the vehicles are stated in its contracts at stand-alone selling prices, which are agreed upon with our customer prior to delivery. We satisfy our performance obligation for used vehicle sales upon delivery when the transfer of title, risks and rewards of ownership and control pass to the customer. We recognize revenue at the agreed-upon price stated in the contract, including any delivery charges. In addition, any noncash consideration received from a customer (i.e., trade-in vehicles) is recognized at fair value. Customer payment is received, or third-party financing is confirmed prior to vehicle transfer.

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

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on our management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of June 30, 2020 or December 31, 2019.

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

Income Taxes

We account for income taxes under ASC 740 - Income Taxes which codified SFAS 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of the FASB Statement No. 109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that we will not realize tax assets through future operations.

Per Share Information

We compute net loss per share accordance with FASB ASC 205 Earnings per Share. FASB ASC 205 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net income/(loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Inventory

Our inventory consists of automobiles, which are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories as of June 30, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

We depreciate our rental and subscription fleet inventory monthly based on 1% of initial cost. For the three and six months ended June 30, 2020, fleet vehicle depreciation approximated $134,000 and $363,000, respectively. For the three and six months ended June 30, 2019, fleet vehicle depreciation approximated $225,000 and $516,000, respectively.

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

To calculate our lease liability, we make certain assumptions related to lease term and discount rate. For lease terms, we evaluate renewal options. When available, we use the rate implicit in the lease to discount lease payments to present value. However, our lease does not provide a readily determinable implicit rate. Therefore, we estimate the rate to discount lease payments based on the 5-year Treasury constant maturity rate on the date of the lease commencement.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. We currently plan to adopt the guidance at the beginning of fiscal 2023.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenues

We generated revenues of $7,715,764 and $13,065,477 for the three- and six-month periods ended June 30, 2020, respectively, as compared with revenues of $1,710,480 and $6,648,227 generated during the comparative three- and six-month periods ended June 30, 2019, respectively, an increase of $6,005,284 and $6,417,250, respectively. The increase relates to sales recognized on sales-type lease contracts, used vehicle sales, interest revenue from sales-type leases, and increased subscription fee revenues.

Vehicle Sales

We incurred vehicle sales expenses of $6,106,859 and $10,588,440 for the three- and six-month periods ending June 30, 2020, respectively, as compared to $1,238,537 and $5,716,729 incurred during the comparative three- and six-month periods ended June 30, 2019, an increase of $4,868,322 and $4,871,711, respectively. Vehicle sales expenses represent the cost of vehicles sold, which comprised 86.2% and 89.7% of vehicle sales revenue for the three- and six-month periods ended June 30, 2020 and 95.3% and 99.0% of vehicle sales revenue for the three- and six-month periods ended June 30, 2019, respectively. Our margins increased for the three- and six-months ended June 30, 2020 resulting from a relevant increase in sales-type lease contracts during the three- and six-month periods ended June 30, 2020.

Vehicle Depreciation and Impairment

We incurred fleet vehicle depreciation of $134,209 and $362,972 for the three- and six-month periods ending June 30, 2020, respectively, as compared to $225,236 and $516,155 incurred during the comparative three- and six-month periods ended June 30, 2019, respectively, a decrease of $91,027 and $153,183, respectively.

We incurred vehicle inventory impairment of $0 and $91,742 for the three- and six-month periods ending June 30, 2020, as compared to $288,004 and $378,879 incurred during the comparative three- and six-month periods ended June 30, 2019, a decrease of $288,004 and $287,137, respectively.

The decrease in fleet vehicle depreciation and impairment charges is due to a higher percentage of sales from sales-type leases, discontinuation of the rental car business, and purchasing new vehicles at a greater discount from our vendors.

Selling, General and Administrative Expenses

We incurred SG&A expenses of $675,135 and $2,375,751 during the three- and six-month periods ended June 30, 2020, respectively, an increase of $154,008 and $775,492, as compared with $521,127 and $1,600,259 incurred during the three- and six-month periods ended June 30, 2019. The increase is mainly due to increases in expenses related to payroll of approximately $188,000, D&O insurance costs of approximately $391,000, travel costs of approximately $143,000, and ongoing NASDAQ Annual Capital Market fees of $59,000, which relate mainly to the Company’s status as a publicly traded company.

Acquisition, Consulting, and Legal Expenses

We incurred acquisition, consulting, and legal expenses of $280,650 and $678,920 during the three- and six-month periods ended June 30, 2020, respectively, as compared to $620,759 and $803,914 during the comparative three- and six-month periods ended June 30, 2019, a decrease of $340,109 and $124,994, respectively. The decrease in the second quarter of 2020 is mainly due to a significant decrease in legal fees in the second quarter of 2020, which is partially offset by an increase of outside accounting and audit fees due to us becoming a public company and the increased compliance requirements associated with our public company status.

Net Losses

We had net income of $216,102 and a net loss of $1,504,086 for the three- and six-month periods ended June 30, 2020, respectively, and a net loss of $1,281,652 and $2,682,263 for the three- and six-month periods ended June 30, 2019, respectively, for the reasons described above.

Non-GAAP Financial Measures

We have provided certain non-GAAP financial measures, including EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins, to supplement the financial results that are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Management uses these financial metrics internally in analyzing our financial results to assess operational performance and to determine our future capital requirements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to these financial metrics in assessing our performance and when planning, forecasting, and analyzing future periods. We believe these financial metrics are useful to investors and others to understand and evaluate our operating results and it allows for a more meaningful comparison between our performance and that of our competitors. Our use of EBITDA, Subscription Leasing and Rental Margins and Vehicle Sales Margins have limitations as analytical tools, and you should not consider these performance measures in isolation from or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider these financial metrics along with other financial performance measures, including total revenues, total gross profit and net loss presented in accordance with GAAP.

EBITDA

We define EBITDA as net loss before interest expense, income tax expense, depreciation (including fleet vehicles and inventory impairment) and amortization.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
EBITDA
Net income/(loss)	$216,102	$(1,281,652)	$1,497,754	$(1,504,086)	$(2,682,263)	$1,178,177
Interest expense	71,583	2,833	68,750	114,374	7,242	107,132
Tax	-	-	-	-	-	-
Depreciation and amortization expense – property, equipment, leasehold improvements, intangibles, vehicles, and inventory impairment	277,303	535,414	(258,111)	676,242	940,297	(264,055)
Acquisition and debt raising expenses	60,129	-	60,129	305,508	-	305,508
EBITDA	$625,117	$(743,405)	$1,368,522	$(407,962)	$(1,734,724)	$1,326,762

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Subscription Leasing and Rental Margins
Subscription fees revenue	$505,932	$297,765	$208,167	$1,079,654	$590,187	$489,467
Rental revenues	(2,150)	112,545	(114,695)	14,591	284,978	(270,387)
Total subscription fees and rental revenues	503,782	410,310	93,472	1,094,245	875,165	219,080
Subscription and rental cost of revenues	(88,132)	(73,462)	(14,671)	(135,836)	(262,049)	126,212
Gross profit	$415,650	$336,848	$78,801	$958,409	$613,116	$345,292
Subscription leasing and rental margins	82.5%	82.1%	84.3%	87.6%	70.1%	157.6%

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Vehicle Sales Margins
Vehicle sales revenue	$7,083,217	$1,300,170	$5,783,047	$11,808,059	$5,773,062	$6,034,997
Vehicle sales cost of revenue	(6,106,859)	(1,238,537)	(4,868,322)	(10,588,440)	(5,716,729)	(4,871,711)
Gross profit	$976,358	$61,633	$914,725	$1,219,619	$56,333	$1,163,286
Vehicle sales margin	13.8%	4.7%	15.8%	10.3%	1.0%	19.3%

Liquidity and Capital Resources

Cash Flow Activities

As of June 30, 2020, we had an accumulated deficit of $12,104,444. We have incurred net losses since inception and have funded operations primarily through sales of our common stock and issuance of debt. However, for the three-month period ended on June 30, 2020, we achieved our first profitable quarter with $216,102 of net income. As of June 30, 2020, we had $17,591,223 in cash. The net increase in cash of $11,142,383 during the six-month period ended June 30, 2020 and net decrease in cash of $115,927 during the six-month period ended June 30, 2019 is due to the following activities:

Operating Activities

Net cash used in operating activities was $3,352,469, as compared to net cash provided of $2,021,652 for the six months ended June 30, 2020 and 2019, respectively. The $5,374,121 decrease in net cash from operating activities was primarily due to $7,787,141 of vehicles purchased for use in our sales-type lease contracts during the six-month period ended June 30, 2020, which was partially offset by a significant reduction in the fleet inventory and increase in accounts payable during the six-month period ended June 30, 2020.

Investing Activities

Net cash used in investing activities was $615,496 as compared to $78,990 for the six months ended June 30, 2020 and 2019, respectively. The $536,506 increase in net cash used in investing activities was primarily due to the cash paid in our asset acquisition in part for the purchase of a perpetual, non-exclusive license for leasing software.

Financing Activities

Net cash generated from financing activities was $15,110,348 as compared to net cash used of $2,058,589 for the six months ended June 30, 2020 and 2019, respectively. The $17,168,937 increase in net cash from financing activities was primarily due to cash received from the issuance of common stock of $17,328,577, which was partially offset by repayment of vehicle financing and notes payable of $2,218,229 during the six-month period ended June 30, 2020.

Use of Cash and Cash Requirements

During the first quarter of 2019, we sold certain fleet vehicles to make payments on convertible notes and fund our common stock repurchases, as well as to purchase additional fleet vehicles and fund our monthly recurring overhead.

In the first quarter of 2019, we purchased an aggregate of 85,000 shares of our common stock from three (3) shareholders at an aggregate price of $4.75 per share, or $403,750. In April 2019, we purchased 53,600 shares of our common stock from one (1) shareholder at an aggregate price of $4.75 per share, or $254,600. These shares are currently held in treasury.

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

Sources of Capital

In February 2020, we completed a second public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million. No additional capital raising activities took place in the second quarter of 2020.

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

With respect to the quarter ended June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chairman, President and Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to Management’s attention during the quarter ended June 30, 2020, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 10, 2020, a partial summary judgment was granted against us for alleged breach of a license agreement to use garage parking spaces in Miami Beach, Florida which we terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute. In the 2nd quarter of 2020, we posted a bond with the court to continue mediation of this matter.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously disclosed by us in our current reports on Form 8-K as filed with the SEC, there have been no unregistered sales of equity securities during the period covered by this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The exhibits required by this item are set forth in the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Samer Tawfik
By:	Samer Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date:	August 14, 2020

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document