Form 10-Q
period 2020-09-30
LMP Automotive Holdings, Inc.
filed 2020-11-12
CIK 1731727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 000-51060

LMP AUTOMOTIVE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3829328
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

500 East Broward Boulevard, Suite 1900, Fort Lauderdale, FL	33394
(Address of principal executive offices)	(Zip Code)

(954) 895-0352
(Registrant’s telephone number, including area code)

601 N. State Rd. 7

Plantation, FL 33317

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

As of November 12, 2020, there were 9,987,191 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS:
Cash	$3,330,118	$6,508,055
Accounts receivable	499,627	54,044
Automotive inventory, net	9,156,854	10,035,903
Net investment in sales-type leases	13,294,441	800,761
Other current assets	225,206	830,533
Total current assets	26,506,246	18,229,296

Property, equipment and leasehold improvements, net	4,115,486	509,355
Intangible assets	1,200,119	69,327
Right-of-use asset	463,625	1,100,271
Deposits for acquisitions	4,250,000	-
TOTAL ASSETS	$36,535,476	$19,908,249

LIABILITIES:
Accounts payable	$164,373	$112,840
Vehicle financing and notes payable, current portion	961,231	2,164,424
Other current liabilities	706,233	653,063
Operating lease liability, current portion	168,591	335,338
Total current liabilities	2,000,428	3,265,665

Vehicle financing and notes payable, net of current portion	2,610,890	-
Operating lease liability, net of current portion	295,034	795,147
Total noncurrent liabilities	2,905,924	795,147
TOTAL LIABILITIES	4,906,352	4,060,812

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,145,533 and 8,829,923 shares issued, and 9,985,880 and 8,691,323 shares outstanding at September 30, 2020 and December 31, 2019, respectively	100	87
Additional paid-in capital	45,243,907	27,106,058
Treasury stock, 159,653 and 138,600 shares, at cost, at September 30, 2020 and December 31, 2019, respectively	(758,352)	(658,350)
Accumulated deficit	(12,856,531)	(10,600,358)
Total shareholders’ equity	31,629,124	15,847,437
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,535,476	$19,908,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Vehicle sales	$12,743,366	$793,547	$24,551,425	$6,566,609
Subscription and rental revenues	430,760	384,340	1,525,005	1,259,505
Interest revenue – sales-type leases	197,210	-	360,383	-
Total revenues	13,371,336	1,177,887	26,436,813	7,826,114

Expenses
Vehicle sales	12,249,977	833,168	22,838,417	6,549,897
Fleet vehicle direct operating expenses	72,576	(9,429)	208,412	252,620
Fleet vehicle depreciation	171,719	225,606	534,691	741,761
Vehicle inventory impairment	-	297,857	91,742	676,736
Selling, general and administrative expenses	881,538	520,678	3,257,289	2,120,937
Acquisition, consulting, and legal expenses	419,322	57,242	1,098,242	861,156
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles	167,103	23,996	388,631	69,259
Vehicle financing and notes payable interest	97,903	1,973	212,226	1,973
Interest	63,285	2,189	63,336	9,431
Total expenses	14,123,423	1,953,280	28,692,986	11,283,770

Net loss	$(752,087)	$(775,393)	$(2,256,173)	$(3,457,656)

Net loss per share, basic and diluted	$(0.08)	$(0.07)	$(0.23)	$(0.17)

Weighted average shares of common stock outstanding, basic and diluted	9,920,440	10,922,820	9,724,385	19,925,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	24,645,294	$-	$246	$16,306,737	$-	$(6,552,886)	$9,754,097

Common stock repurchased	(85,000)	-	-	-	(403,750)	-	(403,750)
Share-based compensation	-	-	-	37,404	-	-	37,404
Net loss	-	-	-	-	-	(1,400,611)	(1,400,611)
Impact of adoption of ASU 2016-02 related to leases	-	-	-	-	-	(17,621)	(17,621)

Balance at March 31, 2019 (unaudited)	24,560,294	$-	$246	$16,344,141	$(403,750)	$(7,971,118)	$7,969,519

Common stock repurchased	(53,600)	-	-	-	(254,600)	-	(254,600)
Share-based compensation	-	-	-	12,237	-	-	12,237
Net loss	-	-	-	-	-	(1,281,652)	(1,281,652)

Balance at June 30, 2019 (unaudited)	24,506,694	$-	$246	$16,356,378	$(658,350)	$(9,252,770)	$6,445,504

Common stock repurchased	(5,055)	-	-	(20,430)	-	-	(20,430)
Common stock contributed and retired	(18,500,000)	-	(185)	185	-	-	-
Share-based compensation	-	-	-	30,137	-	-	30,137
Net loss	-	-	-	-	-	(775,393)	(775,393)

Balance at September 30, 2019 (unaudited)	6,001,639	$-	$61	$16,366,270	$(658,350)	$(10,028,163)	$5,679,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONT’D.)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2019	8,691,323	$-	$87	$27,106,058	$(658,350)	$(10,600,358)	$15,847,437

Issuance of shares for cash	1,200,000	-	12	17,328,565	-	-	17,328,577
Issuance of shares for purchase of assets	33,183	-	-	487,454	-	-	487,454
Share-based compensation	-	-	-	79,022	-	-	79,022
Net loss	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance at March 31, 2020 (unaudited)	9,924,506	$-	$99	$45,001,099	$(658,350)	$(12,320,546)	$32,022,302

Share-based compensation	-	-	-	(34,536)	-	-	(34,536)
Net income	-	-	-	-	-	216,102	216,102

Balance at June 30, 2020 (unaudited)	9,924,506	$-	$99	$44,966,563	$(658,350)	$(12,104,444)	$32,203,868

Common stock repurchased	(21,053)	-	-	-	(100,002)	-	(100,002)
Share-based compensation	-	-	-	27,595	-	-	27,595
Issuance of shares for cash	75,000	-	1	249,749	-	-	249,750
Cashless exercise of warrants	7,427	-	-	-	-	-	7,428
Net loss	-	-	-	-	-	(752,087)	(752,087)

Balance at September 30, 2020 (unaudited)	9,985,880	$-	$100	$45,243,907	$(758,352)	$(12,856,531)	$31,629,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,256,173)	$(3,457,656)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	923,322	811,020
Share-based compensation	72,081	79,778
Principal collections on investment in sales-type lease contracts	1,521,200	-
Loss on disposal	-	60,368
Amortization of operating lease expense	1,948	9,874
Interest accrued on vehicle financing and notes payable	82,560	-
(Increase) Decrease in assets:
Accounts receivable	(941,748)	168,583
Vehicles purchased for investment in sales-type lease contracts	(13,518,715)	-
Automotive inventory	6,745,988	2,668,723
Prepaid expenses and other assets	605,327	89,274
Increase (Decrease) in liabilities:
Accounts payable	51,533	(389,279)
Other current liabilities	53,170	84,853
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,659,507)	125,538

CASH FLOWS FROM INVESTING ACTIVITIES
Short-term deposits	(4,250,000)	-
Purchases of property and equipment	(3,732,348)	(118,595)
Proceeds from sale of assets	-	43,865
Purchases of intangible assets	(615,464)	(28,300)
NET CASH USED IN INVESTING ACTIVITIES	(8,597,812)	(103,030)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from line of credit – related parties	-	3,200,000
Principal reduction on line of credit – related parties	-	(975,000)
Principal and interest payments on convertible notes payable	-	(973,992)
Proceeds from vehicle floorplan and notes payable	-	1,326,007
Repayments of vehicle financing and notes payable	(5,398,943)	-
Repurchase of common stock	(100,002)	(678,780)
Net cash received from issuance of common stock	17,578,327	-
Deferred stock offering costs	-	(271,223)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,079,382	1,627,012

NET (DECREASE) INCREASE IN CASH	(3,177,937)	1,649,520

CASH, BEGINNING OF PERIOD	6,508,055	424,152

CASH, END OF PERIOD	$3,330,118	$2,073,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest	$161,470	$21,805
Right-of-use asset obtained in exchange for operating lease liability	$476,483	$1,697,027
Purchase of software license for debt and equity	$823,994	$-
Purchase of vehicles for debt and equity	$6,387,540	$-

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

Principles of Consolidation

These condensed consolidated financial statements include the amounts of Automotive and its wholly owned subsidiaries, LMP Motors, NSR, LMP Finance, and LMP Automotive, collectively referred to as the “Company.” All significant intercompany balances and transactions are eliminated in the consolidation.

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and has an accumulated deficit of approximately $12.9 million as of September 30, 2020. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and to produce positive margins.  The Company completed an initial public offering (“IPO”) in December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million.

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

Although these interim condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 are unaudited, in the opinion of management, such statements include all adjustments (consisting of normal recurring entries) and disclosure necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future period. For more complete information, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

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

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable are due upon receipt. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of September 30, 2020 and December 31, 2019. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information.

Inventory

The Company’s inventory consists of automobiles. Inventories are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories as of September 30, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

The Company launched its subscription and rental business in 2018, at which time it started to depreciate the corresponding fleet inventory using a monthly rate of 1% of initial cost. Fleet vehicle depreciation was $171,719 and $534,691, respectively, for the three and nine months ended September 30, 2020, and $225,606 and $741,761, respectively, for the three and nine months ended September 30, 2019.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company wrote down approximately $0 and $49,000 of inventory to its net realizable value during the nine months ended September 30, 2020 and year ended December 31, 2019, respectively.

	September 30, 2020	December 31, 2019
Automotive Inventory	$9,768,280	$10,907,755
Inventory Impairment	-	(49,180)
Inventory Accumulated Depreciation	(611,426)	(822,672)
Total Automotive Inventory, net	$9,156,854	$10,035,903

	September 30, 2020	December 31, 2019
Automotive Inventory- Fleet, net	$4,757,830	$9,083,469
Automotive Inventory- Available for Sale, net	4,399,024	952,434
Total Automotive Inventory, net	$9,156,854	$10,035,903

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

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets as of September 30, 2020 and December 31, 2019.

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

As of September 30, 2020, and December 31, 2019, the fair value of these financial instruments, including cash, accounts receivable, net investment in sales-type leases, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $6,400 and $25,600, respectively, for the three and nine months ended September 30, 2020, and approximately $13,700 and $95,600, respectively, for the three and nine months ended September 30, 2019.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. The condensed consolidated financial statements for the nine months ended September 30, 2020 and the year ended December 31, 2020 are presented under the new standard. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right-of-use asset and a lease liability for all leases with a term greater than 12 months. The lease for the premises occupied in Plantation, Florida (the “Plantation lease”), was classified as an operating lease as of March 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

In July 2020, the Company purchased the leased property in Plantation, Florida. The Company derecognized the right-of-use asset and operating lease liability by recording the net liability of $32,162 as a reduction of expense in the unaudited condensed consolidated statement of operations.

In September 2020, the Company entered into a new lease for premises in Fort Lauderdale, Florida (the “Fort Lauderdale lease”). The 34-month lease resulted in the recognition of an approximately $476,000 right-of-use asset and operating lease liability.

The components of the right-of-use asset and lease liabilities as of September 30, 2020 (Fort Lauderdale lease) and December 31, 2019 (Plantation lease) are as follows:

	September 30, 2020	December 31, 2019
Operating lease right-of-use asset	$463,625	$1,100,271
Operating lease liability, current portion	$168,591	$335,338
Operating lease liability, net of current portion	$295,034	$795,147

Operating Leases

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. The five-year, triple-net lease provides for monthly payments of $28,500 plus CAM and sales taxes, with annual escalations of three percent (3%). The Company has an option to extend the lease for an additional five-year term, with annual escalations of three percent (3%). The option to extend the lease is not recognized in the right-of-use asset or operating lease liability. During July 2020, the Company purchased the facilities.

During September 2020, the Company entered into a lease with an unrelated entity for office space in Fort Lauderdale, Florida. The 34-month lease provides for monthly payments of $16,113 plus operating costs and sales taxes.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, and the Company’s existing debt does not have similar terms. Therefore, the Company used the 5-year Treasury constant maturity at the lease commencement date to discount lease payments on the Plantation lease. On the new Fort Lauderdale lease, the Company used a discount rate commensurate with other debt held by the Company on the effective date of the lease contract.

Lease Cost

Operating lease cost related to right-of-use asset on the Plantation lease was approximately ($32,135) and $168,500, respectively, for the three and nine months ended September 30, 2020, and approximately $96,700 and $290,000, respectively, for the three and nine months ended September 30, 2019. The weighted average discount rate was 2.63%.

Operating lease cost related to right-of-use asset on the Fort Lauderdale lease was approximately $14,700 for the three months ended September 30, 2020. The weighted average remaining term on the lease is 2.67 years. The weighted average discount rate was 3%.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these condensed consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. To curb the financial impacts of the outbreak, the Company initially reduced the total compensation to a maximum of $120,000 per employee for all current employees, effective beginning in May 2020. The Company also reduced the headcount of all nonessential employees, implemented cost cuts, and canceled certain new vehicle orders to accommodate the then-current demand. The Company has since resumed normal salaries, hiring practices, and vehicle purchases.

Note 4 - Asset Purchase Agreements

On February 19, 2020, the Company consummated an Asset Purchase Agreement whereby the Company purchased $4.2 million of assets, including vehicles ($2.87 million) and a perpetual, non-exclusive license for leasing software ($1.35 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the purchase consideration.

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

On July 13, 2020, the Company entered into an Asset Purchase Agreement to purchase a 75% interest in certain assets and assume certain liabilities held by a dealership in Newnan, Georgia for $27.0 million in cash, which will be accounted for as a business combination. The acquisition has not yet been consummated.

On August 28, 2020 the Company entered into an Asset Purchase Agreement (the “WV APA”) to acquire an 85% interest in certain assets held by three dealerships in West Virginia for $12 million in cash. In connection with the WV APA, the Company has agreed to acquire certain of the dealership’s real properties at values yet to be determined. The acquisition has not yet been consummated.

Also on August 28, 2020, the Company entered into an Asset Purchase Agreement the (“TN APA”) to acquire certain assets held by a dealership in Tennessee for $2.5 million in cash. In connection with the TN APA, the Company has agreed to acquire the dealership’s real property for $5.4 million. The acquisition has not yet closed.

Note 5 – Proposed Business Combination

During the three months ended September 30, 2020, the Company entered into several agreements to acquire a controlling interest in certain dealerships as more fully described below.

On September 3, 2020, the Company entered into a Dealership Asset Purchase Agreement (“DAPA”) to acquire certain assets of a Southwest Florida dealership for $36.0 million. In connection with the DAPA, the Company has agreed to acquire the dealership’s real property for $33.1 million. The acquisition has not yet been consummated.

As part of the pending dealership acquisitions initiated during the third quarter, the Company paid deposits totaling $4,250,000. The deposits are considered current assets as the acquisitions are expected to be completed within the year.

On October 9, 2020, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire a 70% interest in a group of dealership franchises and related businesses in New York for a total purchase price of $425.6 million, paid in cash and a note, which will be accounted for as a business combination. The acquisition has not yet been consummated.

Note 6 - Concentration of Credit Risk

The Company maintains its cash balances in one financial institution which is insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 7 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net is summarized as follows:

	September 30, 2020	December 31, 2019
Building	$3,164,300	$-
Land	435,700	-
Vehicles	6,822	28,730
Furniture, fixtures, and equipment	392,262	301,417
Leasehold improvements	298,082	288,738
	4,297,166	618,885
Less: Accumulated depreciation and amortization	(181,680)	(109,530)
	$4,115,486	$509,355

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements amounted to $39,625 and $82,790, respectively, for the three and nine months ended September 30, 2020, and $13,861 and $49,270, respectively, for the three and nine months ended September 30, 2019.

On July 8, 2020, the Company purchased the building where its headquarters were located in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash.

Note 8 - Intangible Assets

Intangible assets, net, are summarized as follows:

	September 30, 2020	December 31, 2019
Software license	$1,350,000	$-
Website design and other intangibles	189,234	99,776
	1,539,234	99,776
Less: Accumulated depreciation and amortization	(339,115)	(30,449)
	$1,200,119	$69,327

Amortization expense amounted to $127,478 and $308,666, respectively, for the three and nine months ended September 30, 2020, and $10,135 and $19,989, respectively, for the three and nine months ended September 30, 2019.

As of September 30, 2020, future amortization of intangible assets was as follows:

Years ending December 31,
2020 (three months)	$125,712
2021	497,819
2022	478,412
2023	89,254
2024	8,922
$1,200,119

Note 9 – Investment in Leasing Operations

Investment in leasing operations consists of the following:

	September 30, 2020	December 31, 2019
Sales-type leases:
Minimum lease payments receivable	$3,493,378	$157,542
Unearned income	(1,686,348)	(47,114)
Guaranteed residual value of vehicles	11,487,411	690,333
Total investment in leasing operations	$13,294,441	$800,761

As of September 30, 2020 and December 31, 2019, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date.

The assets held under the investment are leased to nine customers. A certain residual value of the vehicles is guaranteed by these customers, whether those customers ultimately purchase the vehicle at the end of the lease term or not.

Leasing income as included in Revenues on the consolidated condensed statements of operations consists of the following:

	Three Months Ended		Nine months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income on sales-type leases	$197,210	$-	$360,383	$-
Selling profit at commencement of sales-type lease	591,762	-	1,391,820	-
Operating lease income	-	43,858	14,591	328,836
Leasing income	$788,972	$43,858	$1,766,794	$328,836

Note 10 - Related Party Transactions

During 2018, the Company entered into a non-interest-bearing revolving line of credit agreement with an entity related to the majority shareholder (credit limit is $4.0 million). Amounts drawn on the line of credit become due and payable on the earlier of written demand by the lender or May 21, 2020, as defined in the agreement. The line of credit was paid in full in December 2019.

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. The five-year, triple-net lease provided for monthly payments of $28,500 plus CAM and sales taxes, with annual escalations of three percent (3%). The Company had an option to extend the lease for an additional five-year term, with annual escalations of three percent (3%). The option to extend the lease was not recognized in the right-of-use asset or operating lease liability.

On July 8, 2020, the Company terminated the lease and purchased the land and building where its headquarters are located in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash. The land and building was valued based upon a third party appraisal.

The Company leases vehicles under its subscription and sales-type programs to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases amounted to $2,097 and $86,556 for the three- and nine-month period ended September 30, 2020.

Note 11 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	September 30, 2020	December 31, 2019
Accounts Payable	$121,513	$68,033
Credit Card Payable	42,860	44,807
Total Accounts Payable	$164,373	$112,840

Other Current Liabilities:

	September 30, 2020	December 31, 2019
Accrued Payroll	$76,958	$157,174
Customer Deposits on Hand	102,786	163,774
Subscription Deferred Activation Fees	81,004	145,986
Property Tax Accrual	56,733	61,577
Sales & Other Taxes Payable	54,544	42,483
Other Accruals	334,208	82,069
Total Other Current Liabilities	$706,233	$653,063

Note 12 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with an unrelated party in Fort Lauderdale, Florida as of September 30, 2020 are as follows:

Years Ending December 31:
2020 (three months)	$16,113
2021	193,359
2022	193,358
2023	82,629
Total minimum lease payments	485,459
Less: amount representing interest	(21,834)
Present value of future payments	463,625
Less: current obligations	(168,591)
Long-term obligations	$295,034

Operating Leases

During 2019, the Company entered into an agreement for the right to use certain parking spaces in Oakland Park, Florida. The month-to-month agreement calls for monthly rent of $5,000 per month, plus sales tax.

Rent expense charged to operations, inclusive of CAM and taxes, was $36,847 and $307,721, respectively, for the three and nine months ended September 30, 2020, and $98,908 and $400,032, respectively, for the three and nine months ended September 30, 2019.

Note 13 - Vehicle Financing and Notes Payable

In 2019, Mercedes-Benz Financial approved a $3.5 million financing facility for the Company’s subscription and rental fleet inventory purchases. During 2019, the Company purchased vehicles totaling approximately $2.4 million under various Note and Security Agreements with 10% cash down payments and the remaining $2.16 million financed over 36 months at an interest rate of 4.89%.

During the nine months ended September 30, 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10 million. During the first quarter of 2020, the Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. During the second quarter of 2020, the Company financed vehicles previously purchased totaling approximately $2.3 million under two new Note and Security Agreements with 10% cash down payment and financed over 36 months at interest rates ranging from 3.99% to 4.15%. During the third quarter of 2020, the Company financed vehicles totaling approximately $415,500 under a new Note and Security Agreement with 10% cash down payment and financed over 36 months at an interest rate of 4.15%. As of September 30, 2020 and December 31, 2019, the outstanding principal and accrued interest balance on the notes was approximately $2,455,300 and $2,104,000, respectively.

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The outstanding balance on the Sutton line was approximately $772,900 as of September 30, 2020.

●	The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. The outstanding balance on the Bancorp line was approximately $343,900 as of September 30, 2020.

In 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. The outstanding principal and accrued interest balance was approximately $60,000 as of December 31, 2019. The balance was paid off during the first quarter of 2020

In total, the Company had an outstanding principal and accrued interest balance amounting to approximately $3,572,100 and $2,164,000 as of September 30, 2020 and December 31, 2019, respectively.

The outstanding principal and accrued interest balances were allocated between its current (due over the next twelve months) and noncurrent (due after the next twelve months) components.

Note 14 - Contingencies

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains third-party insurance to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

On February 10, 2020, a partial summary judgment was granted for the plaintiff for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute, and the Company is appealing the summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter.

Note 15 - Equity

In February 2020, the Company completed a secondary public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million.

In February 2020, as part of its Asset Purchase Agreement, the Company issued 33,183 shares of common stock valued at a price of $14.69 per share, the closing price on the date of the transaction, or $487,454.

In May 2020, the Company offered to rescind the purchase of certain shares of Company stock, including shares converted from debt in 2018 and 2019. The Company estimates that the maximum amount of costs related to the rescission offer will be approximately $1.6 million, plus accrued interest. In July 2020, the Company paid approximately $163,000 to investors who accepted the offer, including approximately $100,000 recorded as Treasury Stock for the repurchase of 21,053 shares of Common Stock, and approximately $63,000 recorded as interest, based on a price per share of $4.75. All other offers have since expired.

In September 2020, the Company issued 75,000 shares of common stock in exchange for $249,750 in connection with the exercise of an option with an exercise price of $3.33 per share granted to an investor.

In September 2020, the Company issued 7,427 shares of common stock in connection with the cashless exercise of 10,695 underwriter warrants with exercise prices of $6.25 per share. The underwriter warrants were granted in connection with the Company’s IPO.

Note 16 - Stock Options

As of September 30, 2020 and 2019, the Company had $305,150 and $265,914, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2024. The Company recognizes forfeitures as they occur. Share-based compensation expense was $27,595 and $72,081, respectively, for the three and nine months ended September 30, 2020, and $30,137 and $79,778, respectively, for the three and nine months ended September 30, 2019. The total amount recorded in “Additional paid-in capital” related to stock options as of September 30, 2020 was approximately $632,000. The weighted average remaining contractual term for the outstanding options as of September 30, 2020 and December 31, 2019 is 2.46 and 3.54 years, respectively.

Stock option activity for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding as of December 31, 2018	511,000	$3.82
Options granted	112,500	7.01
Options exercised	-	-
Options forfeited or expired	(279,000)	-
Outstanding as of December 31, 2019	344,500	$4.57
Options granted	105,000	8.15
Options exercised	(75,000)	3.33
Options forfeited or expired	(56,000)	6.00
Outstanding as of September 30, 2020	318,500	$5.12
Vested as of September 30, 2020	188,507	$3.96
Expected to vest as of September 30, 2020	129,993	$6.81

Note 17 - Purchase Warrants

Common stock purchase warrant activity for the nine months ended September 30, 2020 and year ended December 31, 2019 are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding as of December 31, 2018	-	$-
Issued	115,000	6.25
Cancelled	-	-
Exercised	-	-
Outstanding as of December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	(3,268)	-
Exercised	(7,427)	-
Outstanding as of September 30, 2020	140,305	$9.53

In connection with the Company’s IPO, the Company granted warrants to purchase 115,000 shares of its Common Stock at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted warrants to purchase 36,000 shares of its Common Stock at $20.00 per share to its underwriters.

In September 2020, certain warrants were exercised in a cashless conversion for 7,427 shares of Common Stock, and 3,268 warrants to purchase Common Stock were cancelled in connection with the cashless conversion.

Note 18 - Net Loss per Share Attributable to Common Shareholders

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  The weighted average shares of Common Stock outstanding were 9,920,440 and 9,724,385, respectively, for the three and nine months ended September 30, 2020, and 10,922,820 and 19,925,558, respectively, for the three and nine months ended September 30, 2019.

Note 19 - Subsequent Events

On October 1, 2020, the Company issued options to purchase 8,000 shares of Common Stock at a strike price of $30 per share.

On November 2, 2020, the Company issued options to purchase 5,000 shares of Common Stock at a strike price of $23.15 per share.

On October 9, 2020, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire a 70% interest in a group of dealership franchises and related businesses in New York for a total purchase price of $425.6 million, paid in cash and a Note, which will be accounted for as a business combination. The acquisition has not yet been consummated.

On November 3, 2020, LMP Finance, LLC, a Delaware limited liability corporation, a subsidiary of the Company, entered into a letter agreement with LTO Holdings, LLC (“LTO”), pursuant to which LTO agreed to exclusively lease and/or subscribe for new vehicles from the Company for a period of two years following the date of the letter agreement in an amount of at least $24,000,000.

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

We describe our business model as “Buy, Rent or Subscribe, Sell and Repeat.” This means that we “Buy” pre-owned automobiles primarily through auctions or directly from other automobile dealers, and new automobiles from manufacturers and manufacturer distributors at fleet rates. We “Rent or Subscribe” automobiles to our customers allowing them to enter into our subscription plan for automobiles in which customers have use of an automobile for a minimum of thirty (30) days. We “Sell” our inventory, including automobiles previously included in our subscription programs, to customers, and then we hope to “Repeat” the whole process.

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

Management believes that the unprecedented demand for new and used vehicles as a result of a combination of the pent-up demand caused by the pandemic and OEM shutdowns has created extreme volatility in vehicles prices and presents abnormal downside risk to values when supply normalizes. We have chosen to limit our pre-owned vehicle inventory and order new vehicles as noted above to mitigate the risk of a material inventory impairment in 2021 as well as conserve cash for our anticipated closings of certain of our contracted acquisitions.

LMP believes COVID-19 has caused a reevaluation of shopping behavior. Many people who previously would not have considered buying a car online are giving it a second thought. In a recent CarGurus survey, 60% of respondents said they were open to buying a car online compared to 32% before. LMP believes this shift began a while ago and is here to stay. We believe our company is well positioned to benefit from this paradigm shift.

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

We also receive a one-time, non-refundable payment as an activation fee to our vehicle subscription program. This fee is deferred and amortized to income monthly, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription.

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

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on our management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of September 30, 2020 or December 31, 2019.

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

Inventory

Our inventory consists of automobiles, which are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories as of September 30, 2020 and December 31, 2019 are recorded based on perpetual inventory records.

We depreciate our rental and subscription fleet inventory monthly based on 1% of initial cost. For the three and nine months ended September 30, 2020, fleet vehicle depreciation approximated $172,000 and $535,000, respectively. For the three and nine months ended September 30, 2019, fleet vehicle depreciation approximated $226,000 and $742,000, respectively.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

We generated revenues of $13,371,336 and $26,436,813 for the three- and nine-month periods ended September 30, 2020, respectively, as compared with revenues of $1,177,887 and $7,826,114 generated during the comparative three- and nine-month periods ended September 30, 2019, respectively, an increase of $12,193,449 and $18,612,699, respectively. The increase was due to an increase from sales recognized on sales-type lease contracts, used vehicle sales, interest revenue from sales-type leases, and increased subscription fee revenues.

Vehicle Sales

We incurred vehicle sales expenses of $12,249,977 and $22,838,417 for the three- and nine-month periods ending September 30, 2020, respectively, as compared to $833,168 and $6,549,897 incurred during the comparative three- and nine-month periods ended September 30, 2019, an increase of $11,416,809 and $16,288,520, respectively. Vehicle sales expenses represent the cost of vehicles sold, which comprised 96.1% and 93.0% of vehicle sales revenue for the three- and nine-month periods ended September 30, 2020 and 105% and 99.7% of vehicle sales revenue for the three- and nine-month periods ended September 30, 2019, respectively. Our margins increased for the three- and nine-months ended September 30, 2020 resulting from a relevant increase in sales-type lease contracts during the three- and nine-month periods ended September 30, 2020.

Vehicle Depreciation and Impairment

We incurred fleet vehicle depreciation of $171,719 and $534,691 for the three- and nine-month periods ending September 30, 2020, respectively, as compared to $225,606 and $741,761 incurred during the comparative three- and nine-month periods ended September 30, 2019, respectively, a decrease of $53,887 and $207,070, respectively.

We incurred vehicle inventory impairment of $0 and $91,742 for the three- and nine-month periods ending September 30, 2020, as compared to $297,857 and $676,736 incurred during the comparative three- and nine-month periods ended September 30, 2019, a decrease of $297,857 and $584,994, respectively.

The decrease in fleet vehicle depreciation and impairment charges is due to a higher percentage of sales from sales-type leases, a reduction in emphasis for renting vehicles, and purchasing new vehicles at a greater discount from our providers.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $881,538 and $3,257,289 during the three- and nine-month periods ended September 30, 2020, respectively, an increase of $360,860 and $1,136,352, as compared with $520,678 and $2,120,937 incurred during the three- and nine- month periods ended September 30, 2019. The increase is mainly due to increases in payroll and insurance as we continue to increase our employee headcount, travel costs, and NASDAQ fees and other costs related to the Company’s status as a publicly traded company.

Acquisition, Consulting, and Legal Expenses

We incurred acquisition, consulting, and legal expenses of $419,322 and $1,098,242 during the three- and nine-month periods ended September 30, 2020, respectively, as compared to $57,242 and $861,156 during the comparative three- and nine-month periods ended September 30, 2019, an increase of $362,080 and $237,086 respectively. The increase in costs, especially in the third quarter of 2020, is due to various dealership acquisitions across the United States.

Net Losses

We had net losses of $752,087 and $2,256,173 for the three- and nine-month periods ended September 30, 2020, respectively, and net losses of $775,393 and $3,457,656 for the three- and nine-month periods ended September 30, 2019, respectively, for the reasons described above.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
EBITDA
Net loss	$(752,087)	$(775,393)	$23,307	$(2,256,173)	$(3,457,656)	$1,201,483
Interest expense	161,188	4,161	157,027	275,562	11,404	264,158
Tax	-	-	-	-	-	-
Depreciation and amortization expense – property, equipment, leasehold improvements, intangibles, vehicles, and inventory impairment	338,822	249,602	89,220	834,102	811,020	23,082
Acquisition and debt raising expenses	183,244	-	183,244	545,508	-	545,508
EBITDA	$(68,833)	$(521,630)	$452,797	$(601,001)	$(2,635,232)	$2,034,231

Subscription Leasing and Rental Margins

The following table provides a reconciliation of Subscription Leasing and Rental Margins to subscription fee and rental revenues, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Months Ended September 30,			Nine months Ended September 30,
	2020	2019	Change	2020	2019	Change
Subscription Leasing and Rental Margins
Subscription fees revenue	$430,760	$340,482	$90,278	$1,510,414	$930,669	$579,745
Rental revenues	-	43,858	(43,858)	14,591	328,836	(314,245)
Total subscription fees and rental revenues	430,760	384,340	46,420	1,525,005	1,259,505	265,500
Subscription and rental cost of revenues	(72,576)	9,429	(82,005)	(208,412)	(252,620)	(44,208)
Gross profit	$358,184	$393,769	$64,415	$1,316,593	$1,006,885	$206,698
Subscription leasing and rental margins	83.2%	102.4%	(19.2)%	86.3%	79.9%	6.4%

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Vehicle Sales Margins
Vehicle sales revenue	$12,743,366	$793,547	$11,949,819	$24,551,425	$6,566,609	$17,984,816
Vehicle sales cost of revenue	(12,249,977)	(833,168)	(4,868,322)	(22,838,417)	(6,549,897)	(16,288,520)
Gross profit	$493,389	$(39,621)	$914,725	$1,713,008	$16,712	$1,696,286
Vehicle sales margin	3.9%	(5.0)%	8.9%	7.0%	0.3%	6.7%

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2020, we had an accumulated deficit of $12,856,531. We have sustained net losses since inception and have funded operations primarily through sales of our common stock and issuance of debt. As of September 30, 2020, we had $3,330,118 in cash. The net decrease in cash of $3,177,937 during the nine-month period ended September 30, 2020 and net increase in cash of $1,649,520 during the nine-month period ended September 30, 2019 is due to the following activities:

Operating Activities

Net cash used in operating activities was $6,659,507, as compared to net cash provided of $125,538 for the nine months ended September 30, 2020 and 2019, respectively. The $6,533,969 decrease in net cash from operating activities was primarily due to $13,518,715 of vehicles purchased for use in our sales-type lease contracts during the nine-month period ended September 30, 2020, offset by $6,745,988 of vehicles sold from inventory during the period.

Investing Activities

Net cash used in investing activities was $8,597,812 as compared to $103,030 for the nine months ended September 30, 2020 and 2019, respectively. The $8,494,782 increase in net cash used in investing activities was primarily due to the cash paid for the purchase of real estate and cash paid for escrow deposits for contracted dealership and related real estate acquisitions.

Financing Activities

Net cash generated from financing activities was $12,079,382 as compared to net cash generated of $1,627,012 for the nine months ended September 30, 2020 and 2019, respectively. The $10,452,370 increase in net cash from financing activities was primarily due to cash received from the issuance of common stock of $17,578,327, which was partially offset by repayment of vehicle financing and notes payable of $5,398,943 during the nine-month period ended September 30, 2020.

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

The Company intends to finance acquisitions with a mixture of debt and equity offerings, plus private seller debt.

Sources of Capital

In February 2020, we completed a second public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million. No additional capital raising activities took place in the second or third quarters of 2020.

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

With respect to the quarter ended September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chairman, President and Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal controls over financial reporting have come to Management’s attention during the quarter ended September 30, 2020, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 10, 2020, a partial summary judgment was granted against us for alleged breach of a license agreement to use garage parking spaces in Miami Beach, Florida which we terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute. In the second quarter of 2020, we posted a bond with the court to continue mediation of this matter.

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

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Samer Tawfik
By:	Samer Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2020

/s/ Evan Bernstein
By:	Evan Bernstein
Title:	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Date:	November 12, 2020

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document