Form 10-K
period 2020-12-31
LMP Automotive Holdings, Inc.
filed 2021-03-25
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-39150

LMP Automotive Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-3829328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 East Broward Blvd, Suite 1900, Fort Lauderdale, FL	33394
(Address of principal executive offices)	(Zip Code)

(954) 895-0352

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.00001 Per Share	The Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter). was approximately $57,500,000 based upon a closing price of $9.80.

As of March 25, 2021, there were 20,100 shares of the registrant’s Series A Preferred Stock and 10,051,874 shares of the registrant’s common stock outstanding.

LMP AUTOMOTIVE HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Important factors that could cause actual results and events to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our history of losses and ability to maintain profitability in the future;

●	our ability to effectively manage our rapid growth;

●	our ability to maintain customer service quality and reputational integrity and enhance our brand;

●	our limited operating history;

●	the seasonal and other fluctuations in our quarterly operating results;

●	our management’s accounting judgments and estimates, as well as changes to accounting policies;

●	our ability to compete in the highly competitive industry in which we participate;

●	the changes in prices of new and used vehicles;

●	our ability to acquire desirable inventory;

●	our ability to sell our inventory expeditiously;

●	our ability to sell and generate gains on the sale of automotive finance receivables;

●	our dependence on the sale of automotive finance receivables for a substantial portion of our gross profits;

●	our reliance on credit data for the automotive finance receivables we sell;

●	our ability to successfully market and brand our business;

●	our reliance on internet searches to drive traffic to our website;

●	our ability to comply with the laws and regulations to which we are subject;

●	the changes in the laws and regulations to which we are subject;

●	our ability to comply with the Telephone Consumer Protection Act of 1991;

●	the evolution of regulation of the internet and e-commerce;

●	our ability to grow complementary product and service offerings;

●	our ability to address the shift to mobile device technology by our customers;

●	risks related to the larger automotive ecosystem;

●	the geographic concentration where we provide services and recondition and store vehicle inventory;

●	our ability to obtain affordable inventory insurance;

●	our ability to raise additional capital;

●	our ability to maintain adequate relationships with the lenders that finance our vehicle inventory purchases;

●	the representations we make in the finance receivables we sell;

●	our reliance on our proprietary credit scoring model in the forecasting of loss rates;

●	our reliance on internal and external logistics to transport our vehicle inventory;

●	our ability to obtain the financing necessary to consummate acquisition transactions for dealerships and the related real estate;

●	our ability to maintain our operations during the Covid -19 pandemic;

●	our ability to protect the personal information and other data that we collect, process and store;

●	disruptions in availability and functionality of our website;

●	our ability to protect our intellectual property, technology and confidential information;

●	our ability to defend against claims that our employees, consultants or advisors have wrongfully used or disclosed trade secrets or intellectual property;

●	our ability to defend against intellectual property disputes;

●	our ability to comply with the terms of open source licenses;

●	conditions affecting vehicle manufacturers, including manufacturer recalls;

●	our reliance on third party technology to complete critical business functions;

●	our dependence on key personnel to operate our business;

●	the resources required to comply with public company obligations;

●	the diversion of management’s attention and other disruptions associated with potential future acquisitions;

●	the legal proceedings to which we may be subject in the ordinary course of business; and

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

In February 2020, we completed a second public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million. No additional capital raising activities took place in 2020.

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

Our platform is designed to streamline the automobile transaction value chain by digitizing a substantial part of the sales and transaction process. We believe this will enhance the consumer experience by creating operational efficiencies that are designed to improve our financial and business performance. We also intend to centralize sales, title, tag, finance and logistics operations, in order to create additional financial and operational benefits, as well as a positive consumer experience. We believe that bringing more of the vehicle shopping and transaction experience online will provide consumers with a broader range of purchase, rental and subscription options while eliminating time spent in negotiation and haggling.

We commenced our operations in the first quarter of 2017. Currently, we only offer sales of pre-owned automobiles, and rentals and subscriptions for both pre-owned and new automobiles. As of December 31, 2020, our inventory consisted of 241 automobiles in total. Of those, 128 were subscribed and in use by customers and 113 were available for subscription consumers or were available for sale. Our current facility is approximately 8,771 square feet on 1.25 acres of land. Our facility contains storage for ten vehicles on the interior and up to 90 on the exterior. We believe over 90% of our fleet will be rented and subscribed and in use by customers and we can facilitate over 1,000 subscribers using our current facility.

Industry Overview

The automotive retail industry is highly competitive and fragmented. Consumers use a variety of online and offline sources to research vehicle information, obtain vehicle pricing information and identify dealers. In addition, dealers use a variety of marketing channels to promote themselves to consumers.

We believe that the following are the current key drivers of growth for the automobile industry:

●	Economic Drivers. Consumer demand for new and used vehicles has increased as fewer people are using public transportation during the Covid-19 pandemic.

●	Emerging Technologies and Disruptive Business Models. We believe the U.S. automobile industry is rapidly evolving through the adoption of new technologies and disruptive business models, which we believe is driven primarily by consumer expectations and demands for a better purchasing experience.

●	Off-Lease Vehicles. The number of off-lease vehicles has grown from 2.0 million in 2014 to 3.4 million in 2018[3]. We believe that the off-lease vehicle market can provide a steady supply of high-quality automobiles that will offer consumers a viable alternative to the new-vehicle market. We expect that this will result in increased competition with the new vehicle market.

●	Subscription Market. We believe the subscription model has been widely adopted in several different sectors, such as consumer goods, streaming media and data cloud services. Driven by consumer demand, the automobile industry has begun adopting a subscription model as an alternative to ownership and leasing. Although we believe that vehicle ownership will continue to dominate the industry, we expect that the auto subscription segment will grow steadily.

●	Pre-Owned Automobile Sales Market. America’s automobile industry is one of the most powerful engines driving the U.S. economy[4]. According to Edmunds Used Vehicle Outlook 2019, approximately 40.2 million pre-owned vehicles were sold in 2018, up from 39.3 million pre-owned vehicles sold in 2017.

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

During the year ended December 31, 2019, we repaid eight of the 6-month notes in the principal amount of $962,000 and converted the remaining seven 6-Month Notes to 44,684 shares of common stock with a principal and accrued interest value of $212,249.

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

In February 2020, we completed a second public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million. No additional capital raising activities took place in 2020.

In February 2021, the Company issued 20,100 shares of Series A Preferred Stock in exchange for $18,693,000, net of expenses. Each share of Series A Preferred Stock is convertible into common stock based upon a conversion rate (the “Conversion Rate”) of $17.50 per share or 54.17 shares of common stock per share of Series A Preferred Stock. In addition, each purchaser of shares of Series A Preferred Stock was issued 3.5 year Warrants to purchase 75% of the common stock equivalents of the shares of Series A Preferred Stock purchased by such purchaser at an exercise price (the “Exercise Price”) of $21.00 per share. Both the Conversion Price and Exercise Price are subject to adjustment.

On March 4, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company identified as floor plan borrowers therein (collectively, the “Floor Plan Borrowers”), certain other subsidiaries of the Company identified as Guarantors identified therein (the “Guarantors”), and a Bank, as Administrative Agent, Lender and Swingline Lender (in such capacities, “the Lender”). Pursuant to the Credit Agreement, (i) the Company will receive term loans (the “Term Loans”) in an aggregate amount of up to approximately $101,300,000 and (ii) The Floor Plan Borrowers will receive floor plan loan commitments (the “Floor Plan Facility”) in an aggregate amount of up to $90,350,000.

On March 4, 2021, the Company received an initial Term Loan of approximately $89.5 million, to be used to fund the Beckley Acquisitions and Fuccillo Acquisitions described herein. On March 23, 2021, the Company received an additional Term Loan of approximately $7.5 million, to be used to fund the Bachman Acquisitions described herein. The remainder of the Term Loan will be disbursed in connection with future pending acquisitions. The Term Loan accrues interest at a rate per annum equal to the LIBOR Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) in effect from time to time.

The principal amount of the Term Loans shall be repaid in monthly installments of $422,083.33 in each of the first 12 such monthly installments, increasing to $844,166.67 for each monthly installment thereafter. Each quarter, beginning with the fiscal quarter ending June 30, 2021, the Company is obligated to repay the Term Loans in an amount equal to 75% of the Company’s Consolidated Excess Cash Flow (as defined in the Credit Agreement) minus the amount of all voluntary prepayments in such fiscal quarter, which shall be reduced to 50% of the Company’s Consolidated Excess Cash Flow if the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 4.00:1.00. Further, the Company is obligated to prepay an aggregate amount of $11.7 million in respect of the Term Loan on or prior to September 4, 2021. The Term Loan matures on March 4, 2023.

The Floor Plan Facility matures on March 4, 2023. All amounts borrowed pursuant to the Floor Plan Facility accrue interest at the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% per annum.

Subject to certain exceptions, the Company and the Floor Plan Borrowers are jointly and severally liable for the obligations under the Credit Agreement, which are also guaranteed by the Guarantors and are secured by a first priority security interest in substantially all of the Company’s, the Floor Plan Borrowers’ and the Guarantors’ assets.

The Credit Agreement contains financial covenants which require the Company and its subsidiaries to maintain (i) a Consolidated Leverage Ratio of no greater than 6.00:1.00 until December 31, 2021 and, thereafter, 5.00:1.00, (ii) a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20:1.00 and (iii) a Consolidated Trust Equity Percentage (as defined in the Credit Agreement) of at least 20%, in each case, tested quarterly.

On March 9, 2021, the Company purchased a 51% interest in LTO Holdings LLC, an automotive leasing company and body shop located in Connecticut, in exchange for $225,000 in cash, $625,000 in common stock valued at $37.00 per share and a $225,000 contribution to LTO Holdings LLC capital account. There will be a true up of the value of the common stock six months after the closing date.

Management believes the income from operation from these entities will provide working capital and fund additional acquisitions.

Employees

As of December 31, 2020, we had 17 full-time employees. Certain employees are subject to contractual agreements that specify requirements for confidentiality, ownership of newly developed intellectual property and restrictions on working for competitors, as well as other matters.  None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be strong.

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

We are a recently formed holding company with a limited operating history. The Company was incorporated under the laws of Delaware in December 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC into the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. Prior to the closing of our dealership acquisitions, LMP Motors.com, LLC, which operates our automobile sales business, and LMP Finance, LLC, which operates our rental and subscription business, were the only subsidiaries that generate revenues 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, but are currently inactive. Because of the uncertainties related to our limited historical operations, including the limited historical operations of LMP Motors.com, LLC, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues or expenses, which may materially and adversely affect our business, financial condition, results of operations and the value of an investment in our common stock.

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

While we used the proceeds from our IPO and follow-on offering for our strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes, we expect that we will require additional capital to pursue our business objectives and respond to business opportunities, challenges and/or unforeseen circumstances, including to increase our marketing expenditures in order to improve our brand awareness, build and maintain our inventory of quality pre-owned vehicles, develop new products or services or further improve existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity, debt or other types of financings to secure additional funds. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

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

We face risks related to liabilities resulting from the use of our vehicles by our subscription customers.

Our business can expose us to claims for personal injury, death and property damage resulting from the use of vehicles by our subscription customers. For example, a subscription customer may be using a vehicle that has worn tires, a mechanical issue or some other problem, including a manufacturing defect, which could contribute to a motor vehicle accident resulting in serious bodily injury, death or significant property damage for which we may be liable. In addition, since we cannot physically inspect our vehicles after they are delivered to our customers, we depend on our subscription customers and third-party service providers to inspect the vehicles prior to driving in order to identify any potential damage or safety concern with the vehicle. To the extent that we are found at fault or otherwise responsible for an accident, our insurance coverage would only cover losses up to a maximum amount.

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

Our facilities and business operations are subject to laws and regulations relating to environmental protection and health and safety. In addition to these laws and regulations that apply specifically to our business, we are subject to laws and regulations affecting public companies, including securities laws and NASDAQ listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, sales and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs in order to comply with these laws and regulations.

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

We utilize cloud computing, or the practice of using shared processing resources at third party locations, to operate our website and e-commerce platform. We do not own or control the operation of these third party locations. These third-party systems, software and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes, and similar events. The occurrence of any of these events could damage our systems and hardware or could cause them to fail.

Problems faced by our third-party web hosting providers could adversely affect the experience of our customers. For example, our third-party web hosting providers could close their facilities without adequate notice. Any financial difficulties, up to and including bankruptcy, faced by our third-party web hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party web hosting providers are unable to keep up with our growing capacity needs, our business could be harmed.

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

We currently conduct business through our corporate headquarters located in Ft. Lauderdale, and our fulfillment and subscription center located in Plantation, Florida. We currently hold all of our inventory at our Plantation location. While we have insurance to cover certain losses on those vehicles, events such as theft, fire, flood, or hail could adversely impact our business. In addition, our business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and we are vulnerable to economic downturns in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These factors include, among other things, changes in demographics and population. In addition, severe weather conditions, acts of God and other catastrophic occurrences in the area in which we operate or from which we obtain inventory may materially adversely affect our financial condition and results of operations. Such conditions may result in physical damage to our properties and loss of inventory. Any of these factors may disrupt our business and materially adversely affect our financial condition and result of operations. Furthermore, there can be no assurance that we will be able to successfully replicate our business model and achieve levels of success as we enter new geographic markets.

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

We use opensource software in our platform and expect to use opensource software in the future. The terms of various opensource licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. By the terms of certain opensource licenses, if we combine our proprietary software with opensource software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under opensource licenses. In the event that portions of our proprietary software are determined to be subject to an opensource license, we could be required to publicly release the affected portions of our source code, or to re-engineer all or a portion of our technologies or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and services. In addition to risks related to license requirements, usage of opensource software can lead to greater risks than use of third-party commercial software, as opensource licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of opensource software cannot be eliminated and could negatively affect our business and operating results.

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

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on businesses, including ours. For example, the coronavirus may negatively affect various aspects of our business, including our workforce and demand for our services, and impact the valuation of vehicles and the demand for vehicles..  An impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations.  The extent to which our operations will be impacted by the pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the pandemic and actions by government authorities to contain the outbreak or treat its impact, among other things. A health epidemic or other outbreak could materially and adversely affect the global economy, and consequently our business, financial condition and results of operations.

Risks Related to Ownership of our Common Stock

Our Founder, Chief Executive Officer, President, and Chairman of the board of directors, Samer Tawfik, beneficially owns a significant percentage of our outstanding common stock. As a result, he has substantial voting power in all matters submitted to our stockholders.

Our Founder, Chief Executive Officer, President, and Chairman of the board of directors, Samer Tawfik, beneficially owns approximately 38.2% of our outstanding common stock. He has substantial voting power in all matters submitted to our stockholders for approval including:

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

We may not be able to maintain a listing of our common stock on NASDAQ.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Corporate Headquarters. In March 2018, we entered into a lease agreement with a related party commonly owned by our CEO, effective through February 2023 with the option to extend to February 2028 for approximately 8,800 square feet of office, storage, and showcase space in Plantation, Florida. In July 2020, the Company terminated the lease and purchased the land and building.

In September 2020, the Company entered into a lease agreement, effective through June 2023, for office space in downtown Fort Lauderdale, Florida. The Company is using this office space for its corporate headquarters.

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

On February 10, 2020, a partial summary judgment was granted for the plaintiff for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge has ordered the parties to further mediate the dispute, and the Company has appealed the summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In addition, the Company lost an appeal in November 2020, requiring the Company to post an additional bond. As a result of ongoing settlement negotiations, the Company recorded a provision for its expected settlement amount of $550,000 at December 2020. In February 2021, the Company reached a final settlement of a lawsuit for the Company’s alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida. Under the settlement agreement, the Company agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement.

Future litigation may be necessary to defend ourselves and our partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On December 5, 2019, our common stock began trading on the NASDAQ Capital Market (“NASDAQ”) under the ticker symbol “LMPX”. Prior to that time, there was no public market for our common stock.

Our preferred stock is not listed nor traded on any stock exchange.

Holders of Record

We are authorized to issue up to 29,000,000 shares of common stock, and up to 1,000,000 shares of preferred stock. As of December 31, 2020, there were 45 shareholders of record of our common stock. The number of record holders does not include persons who held shares of our common stock in “street name” accounts through brokers, banks and other financial institutions. As of December 31, 2020, there were no shareholders of record of our preferred stock.

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

The consolidated statements of operations data for the years ended December 31, 2020 and 2019 and the consolidated balance sheets data as of December 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in any future period.

	Year ended December 31,
	2020	2019
Consolidated Statements of Operations Data:
Revenues	$30,442,617	$10,858,594
Gross profit (loss)	3,054,592	(147,026)
Net loss	$(4,815,793)	$(4,029,841)
Net loss per share – basic and diluted	$(0.49)	$(0.24)
Weighted average number of common shares	9,795,676	16,577,106

	December 31,
	2020	2019
Consolidated Balance Sheets Data:
Cash	$3,935,726	$6,508,055
Working capital	22,357,499	14,963,631
Total assets	34,413,055	19,908,249
Accumulated deficit	(15,416,151)	(10,600,358)
Total stockholders’ equity	29,144,489	15,847,437

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  Total shares of Common Stock issued and outstanding were 10,029,040 and 8,691,323 for the years ended December 31, 2020 and 2019, respectively.

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

Recent Developments

Public Offerings

On February 13, 2020, we completed an underwritten public offering of 1,200,000 shares of our common stock at a public offering price of $16.00 per share, raising gross proceeds of approximately $19,200,000 and net proceeds received after underwriting fees and offering expenses were approximately $17,300,000. We have used the proceeds from the offering for strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes.

Asset Acquisition

On February 19, 2020, we purchased approximately a $2,800,000 luxury vehicle fleet and entered into a non-exclusive perpetual software license for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores.  Any enhancements to the software will be our exclusive property.  The Bancorp and Sutton Leasing have agreed to finance the vehicles. We paid approximately $526,000 in cash and issued 33,183 shares of our common stock at $14.69 per share (the closing price of our common stock on February 19, 2020) for the remainder of the transaction.

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

We lease vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases. These lease terms are short term in nature and generally less than one year. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a direct-financing lease, sales-type lease, or operating lease, as appropriate. If a lease meets one of the following five criteria, the lease is classified as either a sales-type lease or direct financing lease; otherwise, it is classified as an operating lease.

●	The lease transfers ownership of the property to the lessee by the end of the lease term;

●	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise;

●	The lease term is for the major part of the remaining economic life of the underlying asset;

●	The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset;

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on our management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at December 31, 2020 or 2019.

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

Inventory

Our inventory consists of automobiles, which are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at December 31, 2020 and 2019 are recorded based on perpetual inventory records.

We depreciate our fleet inventory monthly based on 1% of initial cost starting in 2018 when the subscriptions and rentals were launched. For the year ended December 31, 2020 and 2019, fleet vehicle depreciation approximated $670,000 and $991,000, respectively, which includes non-standard impairment charges for estimated inventory obsolescence. This depreciation was recorded to Cost of revenues – subscription and rental.

We periodically review our automobile inventory to determine whether any inventories have become obsolete or have declined in value and record a charge to operations for known and estimated inventory obsolescence.

Buildings, Property and Equipment

Buildings, Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided for using straight-line methods over the estimated useful lives of the respective assets, ranging from 5 to 39 years.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

Revenues and Costs of Revenues

We generated total revenues of $30,442,617 for the year ended December 31, 2020, including rental and subscription revenue of $14,589 and $1,857,981, respectively, as compared with total revenues of $10,858,594, including rental and subscription revenue of $351,885 and $1,389,679, respectively, during the comparative year ended December 31, 2019, an increase of $19,584,023. The increase mainly was due to an increase in revenue from sales type leases of $12,669,103 and an increase in vehicle sales of $6,229,220.

Costs of revenues were $27,388,025 for the year ended December 31, 2020, including subscription and rental costs of $824,073, resulting in a gross profit of $3,054,592. Costs of revenues were $11,005,620 for the year ended December 31, 2019, including subscription and rental costs of $1,285,907, resulting in a negative gross margin of $147,026. Gross profit in 2020 increased $3.2 million The increase in the cost of revenues is mainly due to the increase in our vehicle sales. We generated positive gross profit for the first time in 2020 due the increase in sales type leases and the related interest income, an increase in vehicle sales and an increase in subscription revenue.

Selling, General and Administrative Expenses

We incurred SG&A expenses of $3,988,292 during the year ended December 31, 2020, an increase of $1,109,304 as compared with $2,878,988 incurred during the year ended December 31, 2019. The increase of approximately $1,100,000 is mainly due to increases in expenses related to payroll of approximately $717,000, Directors and Officers Liability Insurance of $677,000, an increase in dues and subscriptions primarily NASDAQ fees of $118,000, which were partially offset by a decrease in rent of $102,000.

Acquisition, Consulting, and Legal Expenses

We incurred acquisition, consulting, and legal expenses of $2,837,330 during the year ended December 31, 2020, as compared to $761,813 during the year ended December 31, 2019, an increase of $2,075,517. The increase during 2020 is mainly due to an increase in acquisition legal fees and consultants plus increased use of outside accounting consultants and audit fees.

Net Losses

We sustained net losses of $4,815,793, and $4,029,841 for the years ended December 31, 2020 and 2019, respectively, for the reasons described above.

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss before interest expense, income tax expense, depreciation (including vehicle inventory impairment) and amortization, stock option expense, amortization of operating leases, legal settlement accrual and acquisition and financing related expenses.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Year ended December 31,
	2020	2019	Change
Adjusted EBITDA
Net loss	$(4,815,793)	$(4,029,851)	$785,942
Interest expense	331,371	34,637	296,734
Tax	-	-	-
Amortization of operating lease	12,438	12,593	(155)
Stock option expense	147,020	111,623	35,397
Acquisition and financing related expenses	1,152,881	-	1,152,881
Legal settlement accrual	550,000	-	550,000
Depreciation and amortization expense – property, equipment, leasehold improvements, and intangibles, fleet vehicles, and inventory impairment	1,307,938	1,812,472	(504,534)
Adjusted EBITDA	$(1,314,145)	$(2,058,526)	$744,381

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

	Year ended December 31,
	2020	2019	Change
Subscription Leasing and Rental Margins
Subscription fees revenue	$1,857,981	$1,389,679	$468,302
Rental revenues	14,589	351,885	(337,296)
Total subscription fees and rental revenues	1,872,570	1,741,564	13,006
Subscription and rental cost of revenues	(824,073)	(1,285,907)	461,834
Gross profit	$1,048,497	$455,657	$592,840
Subscription leasing and rental margins	56.0%	26.2%	29.8%

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues and inventory impairment from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	Year ended December 31,
	2020	2019	Change
Vehicle Sales Margins
Vehicle sales revenue	$28,009,886	$9,111,513	$18,898,373
Vehicles sales cost of revenues	(26,394,396)	(8,993,797)	(17,400,599)
Inventory impairment	(169,556)	(725,916)	556,360
Gross profit (loss)	$1,445,934	$(608,200)	$2,054,134
Vehicle sales margin	5.2%	-6.7%	11.9%

Plan of Operations

We completed our IPO in December 2019 where we received proceeds of approximately $12.0 million (net equity of $10.5 million after deducting deferred offering expenses and a secondary offering in February 2020 where we raised an additional $17.3 million. We have used the net proceeds from these offering for our strategic acquisitions, to build our vehicle inventory, and for working capital and other general corporate purposes

Liquidity and Capital Resources

Cash Flow Activities

As of December 31, 2020, we had an accumulated deficit of $15,416,151. We have incurred net losses since inception and have funded operations primarily through sales of our common stock and floor plan financing. As of December 31, 2020, we had $3,935,726 in cash.

The following table sets forth the primary sources and uses of cash for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(6,305,033)	$(3,981,754)
Net cash used in investing activities	(7,755,431)	(155,342)
Net cash provided by financing activities	11,488,135	10,220,999
Net change in cash	(2,572,329)	6,083,903

Operating Activities

We used $6,305,033 in cash flows from operating activities during the year ended December 31, 2020, as compared to $3,981,754 during the year ended December 31, 2019. In 2020, the use of cash in operating activities was primarily due to the net loss of $4,815,793 and due to $13,604,418 of vehicles purchased for use in our sales-type lease contracts during the year ended December 31, 2020, offset by $6,311,251 of vehicles sold from inventory during the period and principal collections on sales type leases of $2,036,581. In 2019, the use of cash in operating activities was primarily due to the net loss of $4,029,851.

Investing Activities

We used $7,755,431 and $155,342 of cash flows in investing activities during the years ended December 31, 2020 and 2019, respectively. The $7,600,089 increase in net cash used in investing activities was primarily due to the cash paid for the purchase of real estate and cash paid for escrow deposits for contracted dealership and related real estate acquisitions. We continue to purchase new property and equipment and capitalize software development costs as part of our business plan to grow the company.

Financing Activities

We generated $11,488,135 of cash flows in financing activities during the year ended December 31, 2020, as compared to $10,220,999 generated during the year ended December 31, 2019. The increase in net cash from financing activities was primarily due to cash received from the issuance of common stock of $17,578,373, which was partially offset by repayment of vehicle financing and notes payable of $5,990,236 during the year ended December 31, 2020. During 2019, we received aggregate gross proceeds from the IPO, which included the exercise in full of the representative’s over-allotment option, of approximately $13,200,000, and net proceeds received after underwriting fees and offering expenses were approximately $12,000,000. Total equity from the IPO after deducting deferred offering expenses of $1,500,000 was $10,500,000.

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

During the first quarter of 2020, we purchased $4,053,556 of vehicles for use in our sales-type lease contracts. We funded these purchases with cash received from our second public offering, where we issued 1,200,000 shares of common stock and received net proceeds of $17,328,623.

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

In the third quarter of 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. The balance was paid off in 2020.

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

On February 13, 2020, we completed an underwritten public offering of 1,200,000 shares of our common stock at a public offering price of $16.00 per share, raising gross proceeds of approximately $19,200,000. We have used the proceeds from the offering for strategic acquisitions, to build our vehicle inventory, for working capital and other general corporate purposes.

Contractual Commitments

Commitments to Purchase Vehicles

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

In February 2021, the Company issued 20,100 shares of Series A Preferred Stock in exchange for $18,693,000, net of expenses. Each share of Series A Preferred Stock is convertible into common stock based upon a Conversion Rate of $17.50 per share, which approximated market value of the stock on the date of funding, or 54.17 shares of common stock per share of Series A Preferred Stock. In addition, each purchaser of shares of Series A Preferred Stock was issued 3.5 year Warrants to purchase 75% of the common stock equivalents of the shares of Series A Preferred Stock purchased by such purchaser at an Exercise Price of $21.00 per share. Both the Conversion Price and Exercise Price are subject to adjustment.

On March 4, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, certain subsidiaries of the Company identified as floor plan borrowers therein (collectively, the “Floor Plan Borrowers”), certain other subsidiaries of the Company identified as Guarantors identified therein (the “Guarantors”), and a Bank, as Administrative Agent, Lender and Swingline Lender (in such capacities, “the Lender”). Pursuant to the Credit Agreement, (i) the Company will receive term loans (the “Term Loans”) in an aggregate amount of up to approximately $101,300,000 and (ii) The Floor Plan Borrowers will receive floor plan loan commitments (the “Floor Plan Facility”) in an aggregate amount of up to $90,350,000.

On March 4, 2021, the Company received an initial Term Loan of approximately $89.5 million, to be used to fund the Beckley Acquisitions and Fuccillo Acquisitions described herein. On March 23, 2021, the Company received an additional Term Loan of approximately $7.5 million, to be used to fund the Bachman Acquisitions described herein. The remainder of the Term Loan will be disbursed in connection with future pending acquisitions. The Term Loan accrues interest at a rate per annum equal to the LIBOR Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) in effect from time to time.

The principal amount of the Term Loans shall be repaid in monthly installments of $422,083.33 in each of the first 12 such monthly installments, increasing to $844,166.67 for each monthly installment thereafter. Each quarter, beginning with the fiscal quarter ending June 30, 2021, the Company is obligated to repay the Term Loans in an amount equal to 75% of the Company’s Consolidated Excess Cash Flow (as defined in the Credit Agreement) minus the amount of all voluntary prepayments in such fiscal quarter, which shall be reduced to 50% of the Company’s Consolidated Excess Cash Flow if the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 4.00:1.00. Further, the Company is obligated to prepay an aggregate amount of $11.7 million in respect of the Term Loan on or prior to September 4, 2021. The Term Loan matures on March 4, 2023.

The Floor Plan Facility matures on March 4, 2023. All amounts borrowed pursuant to the Floor Plan Facility accrue interest at the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% per annum. The Credit Agreements include certain financial covenants and also include customary affirmative covenants, representations and warranties and events of default.

On March 3, 2021, the Company closed on the acquisition (the “Beckley Dealership Acquisition”) of an 85% interest in assets related to the ownership and operation of certain contemplated by that certain new and used Buick, GMC, Chevrolet and Kia motor vehicle dealerships located in West Virginia, pursuant to the terms of that certain Asset Purchase Agreement, dated as of August 28, 2020 (the “Beckley APA”), by and among the Company, Beckley Buick-GMC Auto Mall, Inc., King Coal Chevrolet Co. and Hometown Preowned Vehicles, Inc. In connection therewith, the Company also closed on the acquisition (together with the Beckley Dealership Acquisition, the “Beckley Acquisitions”) of the real property, buildings and site improvements located at (i) 1508 E. Main Street, Oak Hill, West Virginia, pursuant to the terms of that certain Real Estate Purchase Agreement, dated as of August 28, 2020 (the “E&W REPA”), by and between 601 NSR, LLC (“601 NSR”), a wholly-owned subsidiary of the Company and E&W, LLC and (ii) 3934 Robert C. Byrd Drive, Beckley, West Virginia, pursuant to the terms of that certain Real Estate Purchase Agreement, dated as of August 28, 2020 (together with the E&W REPA, the WV REPAs”), by and between 601 NSR and The Meg Rental Corporation. The Beckley Acquisitions were previously reported on the Company’s Current Report on Form 8-K filed on September 1, 2020.

The Company has not yet closed the acquisition of an 85% interest in Subaru and Hyundai dealerships as contemplated by the Beckley APA. The consideration paid by the Company for the Beckley Acquisitions was approximately $24.6 million in cash, for which the Company used cash on its balance sheet and funds provided by the Bank pursuant to the Credit Agreement described above.

On March 4, 2021, the Company closed on the acquisition (the “Fuccillo Dealership Acquisition”) of Kia motor vehicle dealerships located at 404 N.E. Pine Island Road, Cape Coral, Florida and 202 Tamiami Trail, Port Charlotte, Florida (together, the “Fuccillo Dealerships”) contemplated by that certain Dealership Asset Purchase Agreement, dated as of September 3, 2020 (the “Fuccillo DAPA”), by and among the Company, William B. Fuccillo, Sr., Fuccillo Affiliates of Florida, Inc. and Fuccillo Associates of Florida, Inc. In connection therewith, the Company also closed on the acquisition (together with the Fuccillo Dealership Acquisition, the “Fuccillo Acquisitions”) of the real property, buildings and improvements located at the Fuccillo Dealerships pursuant to the terms of that certain Real Estate Contract, dated as of September 3, 2020 (the “Fuccillo REC”), by and among the Company, WBF Florida Properties, LLC and WBF Florida Properties III, LLC. The consideration paid by the Company for the Fuccillo Acquisitions was approximately $68.5 million in cash, for which the Company used cash on its balance sheet and funds provided by The Bank pursuant to the Credit Agreement described above.

On March 9, 2021, the Company purchased a 51% interest in LTO Holdings LLC, an automotive leasing company and body shop located in Connecticut, in exchange for $225,000 in cash, $625,000 in common stock valued at $37.00 per share and a $225,000 contribution to LTO Holdings LLC capital account. There will be a true up of the value of the common stock six months after the closing date.

On March 23, 2021, the Company closed on the acquisition (the “Bachman Dealership Acquisition”) of a motor vehicle dealership located at 3365 East Andrew Johnson Highway, Greenville, Tennessee (the “Bachman Dealership”) contemplated by that certain Asset Purchase Agreement, dated as of August 28, 2020 (the “Bachman APA”), by and among the Company, Bachman-Bernard Chevrolet-Buick-GMC-Cadillac, Inc., Philip M. Bachman, Jr. (“PMB”) and Myron Bernard (“MB”). In connection therewith, the Company also closed on the acquisition (together with the Bachman Dealership Acquisition, the “Bachman Acquisitions”) of the real property, buildings and improvements located at the Bachman Dealership pursuant to the terms of that certain Real Estate Purchase Agreement, dated as of August 28, 2020, by and among 601 NSR, PMB and MB. The consideration paid by the Company for the Bachman Acquisitions was approximately $7.5 million in cash, for which the Company used cash on its balance sheet and funds provided by The Bank pursuant to the Credit Agreement described above. The Bachman Acquisitions were previously reported on the Company’s Current Report on Form 8-K filed on September 1, 2020.

Management believes the income from operation from these acquired entities will provide working capital and fund additional acquisitions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

In March 2021, the Company signed a Revolving Line of Credit Agreement (the Line) and received funding of $500,000, the credit limit on the Line. The Line is due on April 30, 2021 and bears interest of 1.5% per month, plus a $15,000 origination fee due on April 30, 2021.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

Set forth below is information regarding our directors and executive officers as of the date of this annual report to the Form 10-K.

Name	Age	Title
Executive Officers
Samer Tawfik	55	President, Chief Executive Officer and Chairman of the Board of Directors
B. Richard Aldahan	59	Chief Operating Officer
Evan Bernstein	42	Chief Financial Officer
Non-Employee Directors
William “Billy” Cohen	63	Lead Independent Director
Robert “Bob” J. Morris, Jr.	73	Director
Elias Nader	56	Director

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

Richard Aldahan has served as the Company’s Chief Operating Officer since July 2020. From 1993 to 2020, Mr. Aldahan held various positions as an Owner and Dealer Principal, General Manager and Treasurer for franchised dealership brands such as Toyota, Chevrolet, Hyundai and Nissan. Since January 2019, Mr. Aldahan served as the Owner and Dealer Principal of Nissan of Streetsboro, Ohio. From late 2013 to early 2019, Mr. Aldahan took time away from the automotive industry to focus on managing his personal real estate properties.

Evan Bernstein has served as the Company’s Chief Financial Officer since September 2020. Prior to that, Mr. Bernstein had been serving as the Company’s Controller since August 2020. From 2001 to 2004, Mr. Bernstein was an auditor at Morrison, Brown, Argiz, and Farra, and a senior auditor at Crowe Horwath from 2004 to 2005. From 2005 to 2008, Mr. Bernstein served as Assistant Controller at the Braman Organization, rising to Controller from 2008 to 2009, Senior Controller from 2009 to 2015 and Chief Financial Officer and Treasurer of Braman Automotive Dealerships Miami from 2015 to 2019, a role in which he was responsible for 23 franchises generating approximately $2 billion in annual revenue.

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

Audit Committee

We have a separately designated standing audit committee of our board of directors, as defined in Section 3(a)(58)(A) of the Exchange Act. The audit committee is currently comprised of three of our independent directors: Messrs. Cohen, and Nader. Mr. Cohen is the Chair of our audit committee. Our board of directors has determined that each of the members of our audit committee is “independent” within the meaning of Nasdaq Listing Rules and the SEC, and that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under Nasdaq Listing Rules. In addition, our board of directors has determined that Mr. Cohen is an “audit committee financial expert,” as defined by the SEC. Our audit committee operates under a written charter that was adopted in 2018. A copy of the charter may be found on our website at www.lmpmotors.com and will be provided in print, free of charge, to any stockholder who requests a copy by submitting a written request to our Secretary at LMP Automotive Holdings, Inc., 500 East Broward Blvd., Suite 1900, Fort Lauderdale, Florida 33394.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information regarding compensation earned during 2020 and 2019 by our principal executive officer and our other most highly compensated executive officers, or the named executive officers, as of the end of 2020.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Samer Tawfik, Chairman,	2020		$120,000	$-		$-	$99,200	$-	$219,200
President and CEO	2019		$120,000	$-		$-	$-	$-	$120,000

Richard Aldahan, COO(2)	2020		$48,461	$150,000	$		$148,000	$-	$346,461
	2019		$-	$-			$-	$-	$-

Evan Bernstein, CFO(2)	2020		$74,492	$80,000		$-	$139,600	$-	$294,092
	2019		$-	$-			$-	$-	$-

Bryan Silverstein, Former CFO(3)	2020		$98,034	$-		$-	$-	$-	$98,034
	2019		$125,000	$36,000		$-	$-	$-	$161,000

William Cohen	2020		$24,000	$-		$-	$99,200	$-	$123,200
Board of Directors	2019		$24,000	$-		$-	$-	$-	$24,000

Bob Morris	2020		$24,000	$-		$-	$99,200	$-	$123,200
Board of Directors	2019	(4)	$16,000	$-		$-	$39,000	$-	$55,000

Elias Nader	2020	(4)	$24,000	$-		$-	$99,200	$-	$123,200
Board of Directors	2019	(4)	$16,000	$-		$-	$39,000	$-	$55,000

Keith Locker Former Director	2020	(4)	$-	$-		$-	$-	$-	$-
	2019		$-	$-		$-	$95,520	$-	$95,520

(1)	Represents the aggregate grant date fair value of the award computed in accordance with the provisions of FASB ASC Topic 718. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in Note 1 to our consolidated financial statements included in this annual report to Form 10-K.

(2)	Mr. Aldahan and Mr. Bernstein began their employment with the Company in August 2020 and July 2020, respectively.

(3)	Mr. Silverstein was terminated in April 2020. Mr. Silverstein’s option awards have since been forfeited.

(4)	Messrs. Morris, Nader, and Locker joined the Board of Directors in 2019. Mr. Locker resigned from the Board of Directors in April 2020, at which point his options awards were forfeited.

Narrative Disclosures Regarding Compensation; Employment Agreements

Samer Tawfik Employment Agreement

On February 20, 2018, our wholly owned subsidiary, LMPMotors.com, LLC, and our Chairman, President and Chief Executive Officer, Samer Tawfik, entered into an employment agreement, or the Tawfik agreement, pursuant to which Mr. Tawfik shall serve as Chief Executive Officer of LMPMotors.com, LLC. Pursuant to the Tawfik agreement, his annual salary is equal to one hundred and twenty thousand dollars ($120,000). Effective December 30, 2020, Mr. Tawfik’s employment agreement was amended to (i) increase his annual base salary to three hundred thousand dollars ($300,000), (ii) amend the vesting for options to purchase up to 10,000 shares of the Company’s common stock previously awarded to Mr. Tawfik and (iii) award Mr. Tawfik options to purchase up to an aggregate of 150,000 shares of the Company’s common stock upon the achievement of certain milestones.

Bryan Silverstein Employment Agreement

On August 31, 2018, our wholly owned subsidiary, LMPMotors.com, LLC, and our Chief Financial Officer, Bryan Silverstein, entered into an employment agreement, or the Silverstein agreement, pursuant to which Mr. Silverstein’s annual salary is equal to one hundred and twenty-five thousand dollars ($125,000). Mr. Silverstein’s employment with the Company was terminated in April 2020.

Richard Aldahan Employment Agreement

On July 28, 2020, the Company entered into an employment agreement with B. Richard Aldahan to become the Company’s Chief Operating Officer. Under the agreement, Mr. Aldahan will receive an annual base salary of $120,000 per year plus 3% of the Company’s pre-tax income, not to exceed $50,000 per month. In addition, Mr. Aldahan will receive options to purchase 40,000 shares of the Company’s common stock at an exercise price of $8.21. The options will vest pro rata on an annual basis over a two-year period. Effective December 30, 2020, Mr. Aldahan’s employment agreement was amended to (i) increase Mr. Aldahan’s base salary to three hundred thousand dollars ($300,000), (ii) amend the vesting for options to purchase up to 40,000 shares of the Company’s common stock previously awarded to Mr. Aldahan, (iii) award Mr. Aldahan options to purchase up to an aggregate of 145,000 shares of the Company’s common stock upon the achievement of certain milestones, (iv) award Mr. Aldahan a one-time bonus of $350,000 payable upon the consummation of the Company’s proposed financing with Truist Bank, payable in cash, Company securities or a combination of both and (v) award Mr. Aldahan a quarterly bonus of a percentage of the Company’s post-minority interest income.

 Evan Bernstein Employment Agreement

On September 14, 2020, the Company entered into an employment agreement with Evan Bernstein to become the Company’s Chief Financial Officer. Under the agreement Mr. Bernstein will receive an annual base salary of $240,000 per year plus 4% of the consolidated share of factory statement income in which the Company has an ownership interest (the “Revenue Share”), not to exceed $25,000 per month. Mr. Bernstein is also entitled to a guaranteed bonus of $20,000 per month for his first six months of employment, unless his Revenue Share is greater than $20,000 in any such month. In addition, Mr. Bernstein received options to purchase 40,000 shares of the Company’s common stock at an exercise price of $7.50. The options will vest pro rata on an annual basis over a two-year period. Effective December 30, 2020, Mr. Bernstein’s employment agreement was amended to (i) permit Mr. Bernstein the use of a Company vehicle, (ii) amend the vesting for options to purchase up to 40,000 shares of the Company’s common stock previously awarded to Mr. Bernstein and (iii) award him options to purchase up to an aggregate of 100,000 shares of the Company’s common stock upon the achievement of certain milestones.

As part of its designated duties, our Compensation Committee plans to review the salaries and option grants to our executive officers with a third-party compensation consultant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of January 27, 2021, regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of any class of our voting securities;

●	each of our directors;

●	each of our named executive officers; and

●	all of our current executive officers and directors as a group.

The table lists applicable percentage ownership based on 10,034,126 shares of common stock outstanding as of January 29, 2021. Options to purchase shares of our common stock that are exercisable within 60 days of January 29, 2021, are deemed to be beneficially owned by the persons holding these options for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.

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

Except as otherwise noted below, the address for each person or entity listed in the table is c/o LMP Automotive Holdings, Inc., 500 East Broward Blvd., Suite 1900, Fort Lauderdale, Florida 33394.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Shares of Common Stock Beneficially Owned (1)
5% or Greater Stockholders
Samer Tawfik, President, CEO, and Chairman of the Board of Directors (2)	3,834,417	38.2%
Directors and Named Officers
William “Billy” Cohen (3)	225,449	2.2%
Robert “Bob” J. Morris, Jr. (4)	35,479
Elias Nader (5)	20,479
Evan Bernstein (6)	10,000
Richard Aldahan	-	*
All directors and executive officers as a group (six individuals)	4,125,824	40.8%

*	Less than 1%

(1)	Based on 10,034,126 shares of common stock issued and outstanding as of January 22, 2021.

(2)	Includes 1,100,000 shares of common stock owned by ST RXR Investments, LLC, an entity wholly owned and controlled by Mr. Tawfik.

(3)	The number of shares beneficially owned by Mr. Cohen includes 25,000 shares of common stock that Mr. Cohen can acquire within 60 days of the date hereof upon exercise of options issued pursuant to the Company’s 2018 Equity Incentive Plan at $3.33 per share and 15,000 shares of common stock that may be acquired by Mr. Cohen within 60 days of the date hereof upon the exercise of options issued pursuant to the Company’s 2018 Equity Incentive 2018 at $4.75 per share.

(4)	The number of shares beneficially owned by Mr. Morris includes 20,000 shares of common stock purchased for $5.00 per share in our initial public offering and 15,479 shares of common stock that may be acquired by Mr. Morris within 60 days hereof upon the exercise of options issued pursuant to the Company’s 2018 Equity Incentive Plan at $4.75 per share.

(5)	The number of shares beneficially owned by Mr. Nader includes 5,000 shares of common stock purchased for $5.00 per share in our initial public offering and 15,479 shares of common stock that may be acquired by Mr. Nader within 60 days hereof upon the exercise of options issued pursuant to the Company’s 2018 Equity Incentive Plan at $4.75 per share.

(6)	The number of shares beneficially owned by Mr. Bernstein includes 10,000 shares of common stock purchased prior to joining the Company.

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

2018 Equity Incentive Plan

We have reserved one million five hundred thousand (1,500,000) shares of our common stock for issuance under the 2018 Equity Incentive Plan, or the 2018 Plan. Participation in the 2018 Plan will continue until all of the benefits to which the participants are entitled have been paid in full. As of December 31, 2020, 451,500 options have been granted with a weighted average exercise price of $7.39, with 1,048,500 options remaining available to issue.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since January 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded 1% of the average of our total assets at December 31, 2020, 2019 and 2018 and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

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

On July 8, 2020, the Company terminated the lease and purchased the land and building where its headquarters are located in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash. The land was valued based upon a third-party appraisal.

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

Committee Membership

Our board of directors has established three standing committees — audit, compensation and nominating and corporate governance— each of which operates under a charter that has been approved by our board of directors. We have appointed persons to the board of directors and committees of the board of directors as required to satisfy the corporate governance requirements of Nasdaq.

Our board of directors has determined that Messrs. Cohen, Morris and Nader are “independent” within the meaning of Nasdaq Listing Rules and the SEC. Our independent directors have designated Mr. Cohen as our lead independent director. The lead independent director coordinates the activities of our other independent directors. The members of the audit committee are Messrs. Cohen and Nader. The members of the compensation committee and nominating and governance committee are Messrs. Cohen, Morris and Nader.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the fees billed by Grassi & Co., CPAs, P.C., for audit, audit-related, tax, and all other services rendered for the years ended December 31, 2020 and 2019:

	2020	2019
Audit fees	$210,605	$166,746
Audit-related fees	27,822	79,608
Tax fees	-	-
Other fees	-	-
Total fees	$238,427	$246,354

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements and the review of the interim consolidated financial statements.

Audit-Related Fees. Audit-related fees consist of services that are normally provided in connection with registration statements, including the registration statement for our IPO and our secondary offering.

Tax Fees. Tax fees consist of aggregate fees for tax compliance and tax advice, including the review and preparation of our various jurisdictions’ income tax returns.

Other Fees. Other fees consist of consulting services associated with potential acquisition identification.

The audit committee pre-approved all services performed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial statements.

The financial statements and supplementary data required by this item begin on page F-1.

(a)(2) Financial Statement Schedules.

All schedules are omitted because the required information is inapplicable or the information is presented in the financial statements and the related notes.

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 3, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of LMP Automotive Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on December 23, 2020).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.1	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-1 filed on December 3, 2019).
10.1	Employment Agreement, dated as of February 20, 2018 by and between LMPMotors.com and Samer Tawfik (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on December 3, 2019).
10.2	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Samer Tawfik (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 12, 2021).
10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on December 3, 2019).
10.4	Lease Agreement, dated as of January 1, 2018, by and between LMPMotors.com and ST RXR Investments, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1 filed on December 3, 2019).
10.5	Revolving Line of Credit Agreement, dated July 25, 2018, by and between LMP Automotive Holdings, Inc. and ST RXR Investments, LLC (as amended on May 21, 2019) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1 filed on December 3, 2019).
10.6	Lease Agreement, dated as of April 12, 2018, by and between 615 5th Street, Corp. and LMP Finance LLC d/b/a LMP Rentals Delaware Corporation (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-1 filed on December 3, 2019).
10.7	Engagement Letter, dated as of April 25, 2018, by and between LMP Automotive Holdings, Inc. and Daszkal Bolton, LLP (incorporated by reference to Exhibit 10.8 to the registrant’s Form S-1 filed on December 3, 2019).
10.8	Mercedes-Benz Financial Services Finance Commitment, dated as of April 25, 2019 (incorporated by reference to Exhibit 10.9 to the registrant’s Form S-1 filed on December 3, 2019).
10.9	Revolving Line of Credit Agreement, dated as of September 30, 2019 by and between ST RXR Investments, LLC and LMP Automotive Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Form S-1 filed on December 3, 2019).
10.10	Demand Promissory Note and Loan and Security Agreement, dated as of August 19, 2019 by and between LMP Motors.com, LLC and NextGear Capital, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-1 filed on December 3, 2019).

10.11	Warrant Agreement, dated December 9, 2019, by and between LMP Automotive Holdings, Inc. and Fordham Financial Management, Inc. (the “Representative”) (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on December 10, 2019)**
10.12	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Form S-1 filed on February 5, 2020).
10.13	Warrant Agreement, dated February 13, 2020, by and between LMP Automotive Holdings, Inc. and the Representative (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020)***
10.14	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 4 to Form S-1 filed on October 25, 2019).
10.15	Employment Agreement, dated as of August 8, 2020, by and between LMP Automotive Holdings, Inc. and Evan Bernstein.*
10.16	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Evan Bernstein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on January 12, 2021).
10.17	Employment Agreement, dated as of July 26, 2020, by and between LMP Automotive Holdings, Inc. and Richard Aldahan.*
10.18	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Richard Aldahan (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on January 12, 2021).
10.19	Credit Agreement, dated March 4, 2021, by and among LMP Automotive Holdings, Inc. and each Floor Plan Borrower identified therein, as borrowers, certain subsidiaries of the borrowers identified therein as Guarantors, the lenders from time to time party thereto, and Truist Bank, as Administrative Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 8, 2021).
10.20	Asset Purchase Agreement, dated as of August 28, 2020, by and among LMP Automotive Holdings, Inc., Beckley Buick-GMC Auto Mall, Inc., King Coal Chevrolet Co., Hometown Preowned Vehicles, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2020).
10.21	Real Estate Purchase Agreement, dated as of August 28, 2020, by and between E&W, LLC and 601 NSR, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 1, 2020).
10.22	Real Estate Purchase Agreement, dated as of August 28, 2020, by and between The Meg Rental Corporation and 601 NSR, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on September 1, 2020).
10.23	Dealership Asset Purchase Agreement, dated as of September 3, 2020, by and among LMP Automotive Holdings, Inc., William B. Fuccillo, Sr., Fuccillo Affiliates of Florida, Inc. and Fuccillo Associates of Florida, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 3, 2020).
10.24	Real Estate Contract, dated as of September 3, 2020, by and among LMP Automotive Holdings, Inc., WBF Florida Properties, LLC and WBF Florida Properties III, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 3, 2020).
10.25	Membership Interest Purchase Agreement, dated as of March 9, 2021, by and among LMP Finance, LLC, Kevin Sisti, Murdo Smith and Randal Roberge (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 10, 2021).
10.26	Sublease, dated as of September 2, 2020, by and between JetSmarter Inc. and LMP Automotive Holdings, Inc.*
10.27	Asset Purchase Agreement, dated as of August 28, 2020, by and among LMP Automotive Holdings, Inc., Bachman-Bernard Chevrolet-Buick-GMC-Cadillac, Inc., Philip M. Bachman, Jr. and Myron Bernard (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on September 1, 2020).
10.28

Real Estate Purchase Agreement, dated as of August 28, 2020, by and among Philip M. Bachman, Jr., Myron Bernard and 601 NSR, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on September 1, 2020).

10.29	Revolving Line of Credit Agreement, dated as of March 22, 2021, by and between ACFP MGMT, LLC and LMP Automotive Holdings, Inc.
21.1	List of Subsidiaries of the Registrant.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith.

**	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on December 10, 2019 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.

***	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on February 13, 2020 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2021	LMP AUTOMOTIVE HOLDINGS, INC.

	By:	/s/ Samer Tawfik
Samer Tawfik
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2021

	By:	/s/ Evan Bernstein
Evan Bernstein
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Samer Tawfik and Evan Bernstein, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Samer Tawfik	Dated: March 25, 2021
Name: Samer Tawfik Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Evan Bernstein	Dated: March 25, 2021
Name: Evan Bernstein Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ William Cohen	Dated: March 25, 2021
Name: William “Billy” Cohen
Title: Director

/s/ Robert Morris	Dated: March 25, 2021
Name: Robert “Bob” J. Morris, Jr.
Title: Director

/s/ Elias Nader	Dated: March 25, 2021
Name: Elias Nader
Title: Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of

Opinion on the Financial Statements

We have audited the accompanying balance sheets of (the Company) as of December 31, 2020 and 2019, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2018.

Jericho, New York
March 25, 2021

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019

ASSETS:
Cash	$3,935,726	$6,508,055
Accounts receivable	515,761	54.044
Automotive inventory, net	8,498,089	10,035,903
Net investment in sales-type leases	11,743,576	800,761
Other current assets	719,760	830,533
Total current assets	25,412,912	18,229,296

Property, equipment and leasehold improvements, net	4,216,819	509,355
Intangible assets	1,110,823	69,327
Deposits held in escrow for acquisitions	3,250,000	-
Right-of-use asset	422,501	1,100,271

TOTAL ASSETS	$34,413,055	$19,908,249

LIABILITIES:
Accounts payable	$273,835	$112,840
Vehicle floorplan and notes payable-current portion	723,798	2,164,424
Premium finance contract	543,098	-
Other current liabilities	1,333,235	653,063
Operating lease liability, current portion	181,437	335,338
Total current liabilities	3,055,403	3,265,665

Vehicle floorplan and notes payable, net of current portion	1,929,447	-
Operating lease liability, net of current portion	283,716	795,147

Total liabilities	5,268,566	4,060,812

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.00001 par value; 1,000,000 shares authorized, nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 29,000,000 shares authorized; 10,029,040 and 8,691,323 shares issued and outstanding at December 31, 2020 and 2019, respectively	101	87
Additional paid-in capital	45,318,891	27,106,058
Treasury stock at cost, 159,653 and 138,600 shares at December 31, 2020 and 2019, respectively	(758,352)	(658,350)
Accumulated deficit	(15,416,151)	(10,600,358)
Total shareholders’ equity	29,144,489	15,847,437

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,413,055	$19,908,249

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019

Revenues:
Vehicle sales	$28,009,886	$9,111,513
Subscription fees	1,857,981	1,389,679
Rental revenues	14,589	351,885
Interest revenue – sales-type leases	560,161	5,517
Total revenues	30,442,617	10,858,594

Cost of revenues:
Vehicle sales	26,563,952	9,719,713
Subscription and rental	824,073	1,285,907
Total cost of revenues	27,388,025	11,005,620

Gross profit (loss)	3,054,592	(147,026)

Selling, general and administrative expenses	3,988,292	2,878,988
Share-based compensation	147,020	111,623
Acquisition, consulting and legal expenses	2,837,330	761,813
Depreciation and amortization expense - building, equipment, leasehold improvements, and intangibles	566,372	95,764

Loss from operations	(4,484,422)	(3,995,214)

Other expenses:
Interest	(331,371)	(34,637)

Net loss	$(4,815,793)	$(4,029,851)

Net loss per share attributable to shareholders, basic and diluted	$(0.49)	$(0.24)

Weighted average shares of common stock outstanding, basic and diluted	9,796,233	16,577,106

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Shares Outstanding	Preferred Stock	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2018	24,645,294	$-	$246	$16,306,737	$-	$(6,552,886)	$9,754,097
Common stock repurchased	(143,655)	-	-	(20,430)	(658,350)	-	(678,780)
Common stock contributed and retired	(18,500,000)	-	(185)	185	-	-	-
Share-based compensation	-	-	-	111,623	-	-	111,623
Issuance of stock for cash, net	2,645,000	-	26	10,495,694	-	-	10,495,720
Debt converted to stock	44,684	-	-	212,249	-	-	212,249
Net loss	-	-	-	-	-	(4,029,851)	(4,029,851)
Impact of adoption of ASU 2016-02 related to leases	-	-	-	-	-	(17,621)	(17,621)
Balance at December 31, 2019	8,691,323	$-	87	27,106,058	(658,350)	(10,600,358)	15,847,437
Issuance of shares for cash	1,275,000	-	13	17,578,360	-	-	17,578,373
Issuance of share for purchase of assets	33,183	-	-	487,454	-	-	487,454
Common stock repurchased	(21,053)	-	-	-	(100,002)	-	(100,002)
Cashless exercise of warrants	50,587	-	1	(1)	-	-	-
Share based compensation				147,020			147,020
Net loss	-	-	-	-		(4,815,793)	(4,815,793)
Balance December 31, 2020	10,029,040	-	$101	$45,318,891	$(758,352)	$(15,416,151)	$29,144,489

The accompanying notes are an integral part of these consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,815,793)	$(4,029,851)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	1,307,938	1,812,472
Share-based compensation	147,020	111,623
Loss on disposal	-	60,368
Principal collections on investments in sales-type lease contracts	2,036,581	180,036
Amortization of operating lease expense	12,438	12,593
(Increase) Decrease in assets:
Accounts receivable	745,281	232,938
Vehicles purchased for investment in sales-type lease contracts	(13,604,418)	(980,797)
Automotive inventory	6,311,251	(194,451)
Prepaid expenses and other assets	713,502	(449,821)
(Decrease) Increase in liabilities:
Accounts payable	160,995	(821,569)
Other current liabilities	680,172	84,705

NET CASH USED IN OPERATING ACTIVITIES	(6,305,033)	(3,981,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Escrow deposit for contracted acquisition	(4,250,000)	-
Return of escrow deposit	1,000,000	-
Purchases of property and equipment	(3,848,633)	(144,704)
Proceeds from sale of assets	-	43,865
Purchases of intangible assets	(656,798)	(54,503)

NET CASH USED IN INVESTING ACTIVITIES	(7,755,431)	(155,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from line of credit – related parties	-	3,200,000
Principal reduction on line of credit – related parties	-	(4,975,000)
Principal and interest repayments on convertible notes payable	-	(972,458)
Repayment of Vehicle floorplan and notes payable	(5,990,236)	2,164,424
Repurchase of common stock	(100,002)	(678,780)
Net cash received from issuance of common stock	17,578,373	10,495,720
Deferred stock offering costs	-	987,093

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,488,135	10,220,999

NET (DECREASE) INCREASE IN CASH	(2,572,329)	6,083,903

CASH, BEGINNING OF YEAR	6,508,055	424,152

CASH, END OF YEAR	$3,935,726	$6,508,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for interest	$331,371	$44,333
Right-of-use asset	$476,483	$-
Purchase of software license for debt and equity	$823,994	$-
Purchase of vehicles for debt and equity	$6,419,425	$-
Premium finance contract for insurance	$602,730	$-
Issuance of stock for conversion of debt	$-	$212,249

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Nature of Operations and Principles of Consolidation

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

Liquidity

The Company has sustained net losses and has an accumulated deficit of $15,416,151 as of December31, 2020. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and produce positive margins.  The Company completed an initial public offering (“IPO”) during December 2019.  In February 2020, the Company completed a secondary public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share, and warrants to purchase shares of common stock. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.5 million.

Management plans to continue to obtain funding for vehicle purchases and dealership acquisitions through a combination of debt and equity financing. Currently, management has secured a commitment for up to $192 million in financing including floorplan financing to complete acquisitions of auto dealerships and the related real estate. Management believes these acquisitions will generate cash flow sufficient to fund the operations of the Company for the foreseeable future.

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

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable are due upon receipt. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary at December 31, 2020 and 2019.

Inventory

The Company’s inventory consists of automobiles. Inventories are valued at the lower of cost or market, with cost determined by specific identification and with market defined as net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventories at December 31, 2020 and 2019 are recorded based on perpetual inventory records.

The Company depreciates its fleet inventory monthly based on 1% of initial cost. For the years ended December 31, 2020 and 2019, fleet vehicle depreciation approximated $670,000 and $991,000, respectively. This depreciation was recorded to cost of revenues - subscription and rental in the accompanying consolidated statement of operations.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company has recorded a reserve for impairment of $141,762 and $49,000 to reflect inventory at net realizable value at December 31, 2020 and 2019, respectively. These write downs were recorded to cost of revenues - vehicle sales in the accompanying consolidated statement of operations.

	December 31, 2020	December 31, 2019
Automotive Inventory	$9,169,915	$10,907,755
Inventory Impairment	(141,762)	(49,180)
Inventory Accumulated Depreciation	(530,064)	(822,672)
Inventory In-transit Deposits	-	-
Total Automotive Inventory, net	$8,498,089	$10,035,903

	December 31, 2020	December 31, 2019
Automotive Inventory- Fleet, net	$4,177,645	$9,083,469
Automotive Inventory- Available for Sale, net	4,320,444	952,434
Inventory In-transit Deposits	-	296,383
Total Automotive Inventory, net	$8,498,089	$10,035,903

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

Note 2 -	Summary of Significant Accounting Policies (cont’d.)

Property, Equipment and Leasehold Improvements (cont’d.)

Vehicles and equipment are depreciated utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles	5 years
Furniture and fixtures	10 years
Buildings	39 years
Equipment	7 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

Intangible Assets

Intangible assets are stated at their historical cost and amortized on a straight-line basis over their expected economic useful lives.

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets at December 31, 2020 and 2019.

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

At December 31, 2020 and 2019, the fair value of these financial instruments, including cash, accounts receivable, net investment in sales-type lease, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle floorplan and notes payable, convertible notes and related party notes payable approximate fair value due to market interest rates.

Convertible Notes

The Company recorded a discount to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. During the year ended December 31, 2019, all convertible notes were repaid or converted to shares of common stock.

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

Share-based compensation plans, related expenses, and assumptions used in the Black-Scholes option pricing model are more fully described in Note 19.

Revenue Recognition

The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $76,000 and $124,000 for the years ended December 31, 2020 and 2019, respectively.

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

Leases (cont’d.)

In July 2020, the Company purchased the leased property in Plantation, Florida. The Company derecognized the right-of-use asset and operating lease liability by recording the net liability of $32,162 as a reduction of expense in the consolidated statement of operations.

In September 2020, the Company entered into a new lease for premises in Fort Lauderdale, Florida (the “Fort Lauderdale lease”). The 34-month lease resulted in the recognition of an approximately $476,000 right-of-use asset and operating lease liability.

The components of the right-of-use asset and lease liabilities as of December 31, 2020 (Fort Lauderdale lease) and 2019 (Plantation lease) are as follows.

	2020	2019
Operating lease right-of-use asset	$422,500	$1,100,271
Operating lease liability, current portion	$181,437	$335,338
Operating lease liability, net of current portion	$283,716	$795,147

Operating Leases

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. The five-year, triple-net lease provides for monthly payments of $28,500 plus CAM and sales taxes, with annual escalations of three percent (3%). The Company has an option to extend the lease for an additional five-year term, with annual escalations of three percent (3%). The option to extend the lease is not recognized in the right-of-use asset or operating lease liability. The Company purchased the property in July 2020.

During September 2020, the Company entered into a lease with an unrelated entity for office space in Fort Lauderdale, Florida. The 34-month lease provides for monthly payments of $16,113 plus operating costs and sales taxes.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, and the Company’s existing debt does not have similar terms. Therefore, the Company used the 3-year Treasury constant maturity at the lease commencement date to discount lease payments.

Lease Cost

Operating lease cost related to right-of-use assets (Plantation, FL lease) was approximately $168,500 for the portion of the 2020 before its purchase in July and was $387,000 for the year ended December 31, 2019.

Operating lease cost related to right-of-use asset on the Fort Lauderdale lease was approximately $59,000 for the period from mid -September 2020 through December 31, 2020. The weighted average remaining term on the lease is 2.42 years. The weighted average discount rate was 3%.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of these consolidated financial statements. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its consolidated financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. To curb the financial impacts of the outbreak, the Company initially reduced the total compensation to a maximum of $120,000 per employee for all current employees, effective beginning in May 2020. The Company also reduced the headcount of all nonessential employees, implemented cost cuts, and canceled certain new vehicle orders to accommodate the then-current demand. The Company has since resumed normal salaries, hiring practices, and vehicle purchases.

Note 4 -	Asset Purchase Agreements

Completed

On February 19, 2020, the Company consummated an Asset Purchase Agreement whereby the Company purchased $4.2 million of assets that did not constitute a business, comprised of vehicles ($2.87 million) and a perpetual, non-exclusive license for leasing software ($1.35 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the purchase consideration.

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

On July 13, 2020, the Company entered into an Asset Purchase Agreement to purchase a 75% interest in certain assets and assume certain liabilities held by a dealership in Newnan, Georgia for $27.0 million in cash, which will be accounted for as a business combination. The acquisition was not consummated and was cancelled.

Pending

On August 28, 2020, the Company entered into an Asset Purchase Agreement (the “WV APA”) to acquire an 85% interest in certain assets held by three dealerships in West Virginia for $12 million in cash. In connection with the WV APA, the Company has agreed to acquire certain of the dealership’s real properties at values yet to be determined. The acquisition was consummated in March 2021, See Note 22.

Also, on August 28, 2020, the Company entered into an Asset Purchase Agreement the (“TN APA”) to acquire certain assets held by a dealership in Tennessee for $2.5 million in cash. In connection with the TN APA, the Company has agreed to acquire the dealership’s real property for $5.4 million. This acquisition has not yet been consummated.

See Note 22 - Subsequent Events for additional pending acquisitions.

Note 5 -	Proposed Business Combinations

During the year ended December 31, 2020, the Company entered into several agreements to acquire a controlling interest in certain operating dealerships, as more fully described below.

On September 3, 2020, the Company entered into a Dealership Asset Purchase Agreement (“DAPA”) to acquire certain assets of a Southwest Florida dealership for $36.0 million. In connection with the DAPA, the Company has agreed to acquire the dealership’s real property for $33.1 million. The acquisition has not yet been consummated.

Note 5 -	Proposed Business Combinations (cont’d.)

On October 9, 2020, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) to acquire a 70% interest in a group of dealership franchises and related businesses in New York for a total purchase price of $425.6 million. This agreement was subsequently terminated in February 2021.

As part of the pending dealership acquisitions initiated during the third quarter, the Company paid deposits totaling $4,250,000. During the quarter ended December 31, 2020, the Company received a return of its $1,000,00 deposit for the Newnan, GA dealership, net of expenses. As of December 31, 2020, the balance of acquisition deposits is $3,250,000.

The Company intends to finance these acquisitions with a combination of debt and equity offerings, plus private seller debt.

Note 6 -	Concentration of Credit Risk

The Company maintains its cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits. As of December 31, 2020 and 2019, the Company’s cash balances exceeded the FDIC limits by approximately $3,186,000 and $5,758,000, respectively.

Note 7 -	Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net are summarized as follows:

	December 31,
	2020	2019
Vehicles	$153,822	$28,730
Land	435,700	-
Building	3,164,000	-
Furniture, fixtures and equipment	392,262	301,417
Leasehold and building improvements	299,526	288,738
	4,445,610	618,885
Less: Accumulated depreciation and amortization	(228,791)	(109,530)
	$4,216,819	$509,355

Depreciation and amortization expense related to property, equipment, leasehold improvements and intangibles amounted to $127,076, and $95,765 for the years ended December 31, 2020 and 2019, respectively.  During the year ended December 31, 2020, the Company transferred a company owned vehicle with a book value of $14,093, net of accumulated depreciation of $7,815, from fixed assets to inventory.

On July 8, 2020, the Company terminated the lease and purchased the land and building where its headquarters were located in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash. The land and building were valued based upon a third party fairness report.

Note 8 -	Intangible Assets

Intangible assets, net, are summarized as follows:

	December 31, 2020	December 31, 2019
Software license	$1,350,000	$-
Website design and other intangibles	230,568	99,776
	1,580,568	99,776
Less: Accumulated amortization	(469,745)	(30,449)
	$1,110,823	$69,327

Amortization expense amounted to $439,296 and $30,449, respectively, for the years ended December 31, 2020 and 2019.

As of December 31, 2020, future amortization of intangible assets was as follows:

Years ending December 31,
2021	$497,819
2022	478,412
2023	89,254
2024	45,338
$1,110,823

Note 9 -	Investment in Sales-type Leases

Investment in Sales-type Leases consists of the following:

	December 31, 2020	December 31, 2019
Sales-type leases:
Minimum lease payments receivable	$1,576,325	$157,542
Unearned income	(576,853)	(47,114)
Guaranteed residual value of vehicles	10,744,104	690,333
Total investment in leasing operations	$11,743,576	$800,761

As of December 31, 2020 and 2019, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date.

The Sales-type Leases are leased to three customers. The residual value of the vehicles is guaranteed by these customers, whether or not the customers ultimately purchase the vehicles at the end of the lease term..

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

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida. On July 8, 2020, the Company terminated the lease and purchased the land and building where its headquarters were located in Plantation, Florida, from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash. The land and building were valued based upon a third-party condition report.

The Company leases vehicles under its subscription and sales-type programs to certain directors under 6-month contracts. Total payments made by directors for the vehicle leases amounted to approximately $59,000 for the year ended December 31, 2020.

Note 11 -	Convertible Notes Payable

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

During the year ended December 31, 2019, the Company repaid eight of the 6-Month Notes in the principal amount of $962,000 and converted the remaining seven 6-Month Notes with a principal and accrued interest of $212,249 to 44,684 shares of common stock.

Note 12 -	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

	December 31,
	2020	2019
Accounts Payable	$251,118	$68,033
Credit Card Payable	22,747	44,807
Total Accounts Payable	$273,835	$112,840

Other Current Liabilities:

	December 31
	2020	2019
Accrued Payroll	$197,635	$157,174
Customer Deposits - Leases	-	103,217
Subscription Security Deposits	82,117	57,094
Subscription Deferred Activation Fees	114,635	145,986
Rental Deposits on Hand	-	3,463
Accrued Legal Expenses	133,032	-
Property Tax Accrual	9,503	61,577
Sales and Other Taxes Payable	37,905	42,483
Litigation Accrual	550,000	-
Other Accruals	208,408	82,069
Total Other Current Liabilities	$1,333,235	$653,063

Note 13 -	Income Taxes

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

Note 13 -	Income Taxes (cont’d.)

Deferred tax assets are required to be reduced by a valuation allowance to the extent that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

Deferred Taxes

Components of income tax benefit for the years ended December 31, 2020 and 2019 are as follows:

December 31,
	2020	2019
Current tax expense (benefit)	$-	$-
	-	-

Deferred tax expense (benefit)	$-	$-
	-	-

Total provision for income taxes	$-	$-

Temporary differences between financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$3,585,532	$2,723,750
Intangible assets	72,543	21,853
Acquisition expenses	265,195	-
Other	35,930	12,465
Stock options	158,161	109,372
Total deferred income tax assets	4,117,361	2,867,440

Deferred income tax liabilities:
Depreciation	(39,349)	(7,633)
Total deferred income tax liabilities	(39,349)	(7,633)

Valuation allowance	(4,078,012)	(2,859,807)

Net deferred income tax asset	$—	$—

The Company had a net operating loss carryforward of approximately $15,300,000 and $10,700,000 as of December 31, 2020 and 2019, respectively. The amount of net operating loss carryforward that can offset future taxable income may be limited in accordance with IRC Section 382 following certain ownership changes. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

Note 13 -	Income Taxes (cont’d.)

Deferred Taxes (cont’d.)

FASB ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2020 and 2019, the Company had a full valuation allowance on its net deferred income tax asset.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at December 31, 2020 and 2019. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2019, 2018 and 2017 remain open to examination.

The reconciliation of income tax benefit is computed at the U.S. federal statutory rate as follows:

	December 31,
	2020	2019

U.S. federal statutory tax rate	21.00%	21.00%
Permanent differences	-0.16%	-0.29%
Change in valuation allowance	-25.3%	-20.93%
State tax effect, net of federal benefit	4.31%	4.29%
Prior tax adjustments	0.00%	-4.07%
Other items	0.15%	0.00%
Total	0.00%	0.00%

Note 14 -	Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with an unrelated party in Fort Lauderdale, Florida as of December 31, 2020 are as follows:

Years Ending December 31:

2021	$193,359
2022	193,358
2023	96,679
Total minimum lease payments	483,589
Less: amount representing interest	(18,243)
Present value of future payments	465,153
Less: current obligations	(181,437)
Long-term obligations	$283,718

Operating Leases

During 2019, the Company entered into an agreement for the right to use certain parking spaces in Oakland Park, Florida. The month-to-month agreement called for monthly rent of $5,000 per month, plus sales tax. This agreement was cancelled in 2020.

Rent expense charged to operations for the years ended December 31, 2020 and 2019, inclusive of CAM and taxes, was approximately $401,270 and $562,300, respectively.

Note 15 -	Vehicle Floorplan and Notes Payable

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

In 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10 million. Under this new approval amount the Company financed vehicles previously purchased totaling approximately $3.517,000 under Note and Security Agreements with no cash down payment and financed over 36 months at interest rates between 3.99% and 4.15%. As of December 31, 2020 and December 31, 2019, the outstanding principal and accrued interest balance on the notes was approximately $1,978,156 and $2,104,000, respectively.

Note 15 -	Vehicle Floorplan and Notes Payable (cont’d.)

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The outstanding balance on the Sutton line was approximately $426,155 as of December 31, 2020.

●	The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. The outstanding balance on the Bancorp line was approximately $248,934 as of December 31, 2020.

In the third quarter of 2019, NextGear Capital approved a $250,000 vehicle floorplan line with an interest rate of 10% and principal payments due at 60 and 90 days and final payoff due at 120 days or upon vehicle sale. At December 31, 2019, the outstanding principal balance was approximately $60,000. The principal balance was paid off during the first quarter of 2020.

Future maturities under the Floorplan and Note Agreements are as follows:

Years Ending December 31:

2021	$723,798
2022	867,323
2023	1,062,124
Total minimum payments	2,653,245
Less: Amounts due within one year	723,798
Long-term portion	$1,929,447

Note 16 -	Contingencies

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains third-party insurance to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

On February 10, 2020, a partial summary judgment was granted for the plaintiff for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. The current asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In November 2020, the Company lost an appeal 2020 requiring the Company to post an additional bond. As a result of ongoing settlement negotiations, the Company recorded a provision for its expected settlement amount at December 2020. In February 2021, the Company reached a final settlement agreeing to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively.

Note 17 -	Equity

In December 2020, the Company’s shareholders approved a reduction in the number of authorized shares of common stock from 100,000,000 shares to 29,000,000 shares, and a reduction in the authorized shares of preferred stock from 10,000,000 shares to 1,000,000 shares.

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

In September 2020, the Company issued 75,000 shares of common stock in exchange for $249,750 in connection with the exercise of an option granted to an investor.

In September 2020, the Company issued 7,427 shares of common stock in connection with the cashless exercise of 10,695 underwriter warrants with exercise prices of $6.25 per share. The underwriter warrants were granted in connection with the Company’s IPO.

During the quarter ended December 31, 2020, the Company issued 39,980 shares of common stock in connection with the cashless exercise of 51,943 underwriter warrants with exercise prices of $6.25 per share. The underwriter warrants were granted in connection with the Company’s IPO.

During the quarter ended December 31, 2020, the Company issued 3,180 shares of common stock in connection with the cashless exercise of 11,361 underwriter warrants with exercise prices of $20.00 per share. The underwriter warrants were granted in connection with the Company’s IPO.

Note 18 -	Treasury Stock

During 2019, the Company purchased an aggregate of 143,655 shares of its Common Stock from four (4) shareholders at an aggregate price of $4.75 per share, or $678,780. These shares are currently held in treasury.

During 2020, the Company purchased an additional 21,053 shares of its Common Stock from a shareholder at price of $4.75 per share, or $100,002. These shares are currently held in treasury.

Note 19 -	Stock Options

During the year ended December 31, 2020, the Company granted stock options to purchase 158,000 shares of its Common Stock to various employees, independent contractors and directors. These options vest over twenty-four to thirty-six months, are exercisable for 5 years, and enable the holders to purchase shares of its Common Stock at exercise prices ranging from $7.50 - $30.00. The per-share values of these options range from $3.49 to $11.89, based on Black-Scholes-Merton pricing models with the following assumptions: (i) Volatility from 52.93% to 55.01%, (ii) Expected term of 5 years, (iii) Risk free rate from 0.24% to 0.40%, and (iv) Dividend rate of 0.0%.

At December 31, 2020 and 2019, the Company had $828,943 and $231,354, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2023. The Company recognizes forfeitures as they occur. Share-based compensation expense was $147,020 and $111,623 for the years ended December 31, 2020 and 2019, respectively. The total amount recorded in “Additional paid-in capital” related to vested stock options for the year ended December 31, 2020, was approximately $147,000. The weighted average remaining contractual term for the outstanding options at December 31, 2020 and 2019 is 2.84 and 3.54 years, respectively.

Stock option activity for the years ended December 31, 2020 and 2019, was as follows:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at December 31, 2018	511,000	$-
Options granted	112,500	7.01
Options exercised	-	-
Options forfeited or expired	(279,000)	-
Outstanding at December 31, 2019	344,500	$4.57
Options granted	158,000	13.36
Options exercised	(75,000)	3.33
Options forfeited or expired	(56,000)	9.84
Outstanding at December 31, 2020	371,500	$7.97

Vested as of December 31, 2020	205,978	$4.68

Vested as of December 31, 2019	260,468	$3.80

Note 20 -	Purchase Warrants

Common stock purchase warrant activity for the years ended December 31, 2020 and 2019 are as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding at December 31, 2018	-	$-
Issued	115,000	6.25
Cancelled	-	-
Exercised	-	-
Outstanding at December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	(3,268)	6.25
Exercised	(70,664)	8.46
Outstanding at December 31, 2020	77,068	$10.65

In connection with the Company’s IPO, the Company granted warrants to purchase 115,000 shares of its Common Stock at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted warrants to purchase 36,000 shares of its Common Stock at $20.00 per share to its underwriters.

Note 21 -	Net Loss per Share Attributable to Common Shareholders

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive.  The weighted average shares of Common Stock outstanding were 9,796,233 and 16,577,106 for the years ended December 31, 2020 and 2019, respectively.

Note 22 -	Subsequent Events

On January 7, 2021 and effective December 30, 2020, the Company entered into amendments to the employment agreements with its Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Operating Officer (COO).

Under the terms of the First Amendment to the Employment Agreement, the Company (i) increased the annual base salary of the CEO and the COO to $300,000, (ii) amended the vesting for options to purchase up to 10,000 and 40,000 shares, respectively, of the Company’s common stock previously awarded and (iii) agreed to award options to purchase up to an aggregate of 150,000 and 145,000 shares, respectively, of the Company’s common stock upon the achievement of certain milestones. In addition, the Company awarded the COO a one-time bonus of $350,000 payable upon the consummation of the Company’s proposed financing with Truist Bank, payable in cash, Company securities or a combination of both, and (v) awarded the COO a quarterly bonus of a percentage of the Company’s post-minority interest income.

Under the terms of the First Amendment to the Employment Agreement, the Company (i) agreed to permit the CFO the use of a Company vehicle, (ii) amended the vesting for options to purchase up to 40,000 shares of the Company’s common stock previously awarded to the CFO and (iii) agreed to award the CFO options to purchase up to an aggregate of 100,000 shares of the Company’s common stock upon the achievement of certain milestones.

In January 2021, the Company issued 5,000 shares of common stock in exchange for $19,490 upon the exercise of options to purchase 3,000 and 2,000 shares at exercise prices of $3.33 and $4.75, respectively.

In January 2021, the Company issued 86 shares of common stock upon the cashless exercise of 115 underwriter warrants with an exercise price of $6.75 per share.

In February 2021, the Company reached a final settlement of a lawsuit for the Company’s alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida. Under the settlement agreement, the Company agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement.

Note 22 -	Subsequent Events (cont’d.)

In February 2021, LMP Automotive received approximately $20.1 million ($18.6 million, net) from the sale of 20,100 shares of Series A Convertible Preferred Stock and warrants to purchase up to 861,429 shares of common stock at a strike price of $21.00 pursuant to a Securities Purchase Agreement. The Series A Preferred Stock is convertible into shares of common stock at an initial conversion price of $17.50 per share, subject to adjustment.

In March 2021, the Company consummated the purchase of a controlling interest in a component of the Beckley Dealership Acquisition and a 100% interest in the associated real estate for purchase consideration of approximately $24.6 million cash.

In March 2021, the Company consummated the purchase of a controlling interest in the Fuccillo Dealership Acquisition and a 100% interest in the associated real estate for purchase consideration of approximately $68.5 million cash.

In March 2021, the Company consummated the purchase of a controlling interest in the Bachman Dealership Acquisition and a 100% interest in the related real estate for purchase consideration of approximately $ $7.5 million.

In March 2021, LMP Finance entered into an agreement to purchase a controlling membership interest in LTO Holdings, LLC for purchase consideration of $225,000 cash and issuance of 16,892 shares of the Company’s common stock and a capital contribution of $225,000.

In March 2021, LMP Automotive and certain subsidiaries entered into a Credit Agreement for term loans and floor plan financing of up to approximately $101.3 million and $90.35 million, respectively.

In March 2021, the Company signed a Revolving Line of Credit Agreement (the Line) and received funding of $500,000, the credit limit on the Line. The Line is due on April 30, 2021 and bears interest of 1.5% per month, plus a $15,000 origination fee due on April 30, 2021.