Form 10-K/A
period 2020-12-31
LMP Automotive Holdings, Inc.
filed 2021-03-31
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On March 25, 2021, LMP Automotive Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct a typographical error in the audit report of our independent accounting firm, Grassi & Co., CPAs, P.C.. The audit report included in the Original Form 10-K omitted the name of the Company in two instances. A new audit report with the correction is filed hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

LMP AUTOMOTIVE HOLDINGS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

INDEX

		Page
PART II

Item 8.	Financial Statements and Supplementary Data	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules	2
	Signatures	4
	Index to Consolidated Financial Statements	F-1

i

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

(a)(3) Exhibits.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed on December 3, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of LMP Automotive Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on December 23, 2020).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.1	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 4.2 to the registrant’s Form S-1 filed on December 3, 2019).
4.2	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Form S-1 filed on December 3, 2019).
10.1	Employment Agreement, dated as of February 20, 2018 by and between LMPMotors.com and Samer Tawfik (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1 filed on December 3, 2019).
10.2	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Samer Tawfik (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on January 12, 2021).
10.3	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1 filed on December 3, 2019).
10.4	Lease Agreement, dated as of January 1, 2018, by and between LMPMotors.com and ST RXR Investments, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1 filed on December 3, 2019).
10.5	Revolving Line of Credit Agreement, dated July 25, 2018, by and between LMP Automotive Holdings, Inc. and ST RXR Investments, LLC (as amended on May 21, 2019) (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1 filed on December 3, 2019).
10.6	Lease Agreement, dated as of April 12, 2018, by and between 615 5th Street, Corp. and LMP Finance LLC d/b/a LMP Rentals Delaware Corporation (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-1 filed on December 3, 2019).
10.7	Engagement Letter, dated as of April 25, 2018, by and between LMP Automotive Holdings, Inc. and Daszkal Bolton, LLP (incorporated by reference to Exhibit 10.8 to the registrant’s Form S-1 filed on December 3, 2019).
10.8	Mercedes-Benz Financial Services Finance Commitment, dated as of April 25, 2019 (incorporated by reference to Exhibit 10.9 to the registrant’s Form S-1 filed on December 3, 2019).
10.9	Revolving Line of Credit Agreement, dated as of September 30, 2019 by and between ST RXR Investments, LLC and LMP Automotive Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the registrant’s Form S-1 filed on December 3, 2019).
10.10	Demand Promissory Note and Loan and Security Agreement, dated as of August 19, 2019 by and between LMP Motors.com, LLC and NextGear Capital, Inc. (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-1 filed on December 3, 2019).

2

10.11	Warrant Agreement, dated December 9, 2019, by and between LMP Automotive Holdings, Inc. and Fordham Financial Management, Inc. (the “Representative”) (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on December 10, 2019)**
10.12	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.4 to the registrant’s Form S-1 filed on February 5, 2020).
10.13	Warrant Agreement, dated February 13, 2020, by and between LMP Automotive Holdings, Inc. and the Representative (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020)***
10.14	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Amendment No. 4 to Form S-1 filed on October 25, 2019).
10.15	Employment Agreement, dated as of August 8, 2020, by and between LMP Automotive Holdings, Inc. and Evan Bernstein.
10.16	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Evan Bernstein (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on January 12, 2021).
10.17	Employment Agreement, dated as of July 26, 2020, by and between LMP Automotive Holdings, Inc. and Richard Aldahan.
10.18	First Amendment to Employment Agreement, dated as of December 30, 2020, by and between LMP Automotive Holdings, Inc. and Richard Aldahan (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on January 12, 2021).
10.19	Credit Agreement, dated March 4, 2021, by and among LMP Automotive Holdings, Inc. and each Floor Plan Borrower identified therein, as borrowers, certain subsidiaries of the borrowers identified therein as Guarantors, the lenders from time to time party thereto, and Truist Bank, as Administrative Agent and Swing Line Lender (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 8, 2021).
10.20	Asset Purchase Agreement, dated as of August 28, 2020, by and among LMP Automotive Holdings, Inc., Beckley Buick-GMC Auto Mall, Inc., King Coal Chevrolet Co., Hometown Preowned Vehicles, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2020).
10.21	Real Estate Purchase Agreement, dated as of August 28, 2020, by and between E&W, LLC and 601 NSR, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 1, 2020).
10.22	Real Estate Purchase Agreement, dated as of August 28, 2020, by and between The Meg Rental Corporation and 601 NSR, LLC (incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K filed on September 1, 2020).
10.23	Dealership Asset Purchase Agreement, dated as of September 3, 2020, by and among LMP Automotive Holdings, Inc., William B. Fuccillo, Sr., Fuccillo Affiliates of Florida, Inc. and Fuccillo Associates of Florida, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 3, 2020).
10.24	Real Estate Contract, dated as of September 3, 2020, by and among LMP Automotive Holdings, Inc., WBF Florida Properties, LLC and WBF Florida Properties III, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 3, 2020).
10.25	Membership Interest Purchase Agreement, dated as of March 9, 2021, by and among LMP Finance, LLC, Kevin Sisti, Murdo Smith and Randal Roberge (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on March 10, 2021).
10.26	Sublease, dated as of September 2, 2020, by and between JetSmarter Inc. and LMP Automotive Holdings, Inc.
10.27	Asset Purchase Agreement, dated as of August 28, 2020, by and among LMP Automotive Holdings, Inc., Bachman-Bernard Chevrolet-Buick-GMC-Cadillac, Inc., Philip M. Bachman, Jr. and Myron Bernard (incorporated by reference to Exhibit 10.4 to the registrant’s Form 8-K filed on September 1, 2020).
10.28

Real Estate Purchase Agreement, dated as of August 28, 2020, by and among Philip M. Bachman, Jr., Myron Bernard and 601 NSR, LLC (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed on September 1, 2020).

10.29	Revolving Line of Credit Agreement, dated as of March 22, 2021, by and between ACFP MGMT, LLC and LMP Automotive Holdings, Inc.
21.1	List of Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).*

*	Filed herewith.

**	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on December 10, 2019 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on December 10, 2019 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.

***	The Representative’s Warrant issued by the Company to each of the entities and individuals set forth on Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020, all of whom are affiliates of the Representative, are substantially identical in all material respects to the Representative’s Warrants issued to Fordham Financial Management, Inc. on February 13, 2020 and filed as an exhibit to such Form 8-K, except as to the recipient of such warrants and the number of shares of Common Stock issuable upon exercise of such warrants. Pursuant to Instruction 2 to Item 601 of Regulation S-K, we have omitted filing copies of such warrants as exhibits and have filed a schedule as Exhibit 99.1 to the registrant’s Form 8-K filed on February 13, 2020 identifying the other warrants omitted and setting forth the material details in which such warrants differ from the warrant incorporated by reference herein.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	LMP AUTOMOTIVE HOLDINGS, INC.

	By:	/s/ Samer Tawfik
Samer Tawfik
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2021

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

/s/ Samer Tawfik	Dated: March 31, 2021
Name: Samer Tawfik Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Evan Bernstein	Dated: March 31, 2021
Name: Evan Bernstein Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ William Cohen	Dated: March 31, 2021
Name: William “Billy” Cohen
Title: Director

/s/ Robert Morris	Dated: March 31, 2021
Name: Robert “Bob” J. Morris, Jr.
Title: Director

/s/ Elias Nader	Dated: March 31, 2021
Name: Elias Nader
Title: Director

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of LMP Automotive Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LMP Automotive Holdings, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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