Form 10-Q
period 2021-03-31
LMP Automotive Holdings, Inc.
filed 2021-06-29
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 001-39150

LMP AUTOMOTIVE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-3829328
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 East Broward Boulevard, Suite 1900, Fort Lauderdale, FL	33394
(Address of principal executive offices)	(Zip Code)

(954) 895-0352

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.00001 Per Share	LMPX	The Nasdaq Capital Market

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

As of June 29, 2021, there were 10,087,336 shares of common stock, $0.00001 par value per share and 20,100 shares of Series A Preferred stock, $0.00001 par value, issued and outstanding.

i

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS:
Cash	$8,522,892	$3,935,726
Restricted cash	10,850,000	-
Accounts receivable	18,351,485	515,761
Inventories	61,853,745	8,498,089
Net investment in sales-type leases	6,811,132	11,743,576
Other current assets	1,035,874	719,760
Total current assets	107,425,128	25,412,912

Land	49,435,700	435,700
Property, equipment and leasehold improvements, net	6,095,833	3,781,119
Intangible assets, net	1,010,196	1,110,823
Right-of-use asset	3,427,867	422,501
Franchise rights	19,500,000	-
Trade names	3,878,458	-
Goodwill	27,400,000	-
Deposits held in escrow for acquisitions	100,000	3,250,000
Other assets	182,478	-
TOTAL ASSETS	$218,455,660	$34,413,055

LIABILITIES:
Accounts payable	$3,849,882	$273,835
Vehicle floorplan financing	53,709,157	-
Line of credit - related party	500,000	-
Premium finance contract	363,352	543,098
Operating lease liability, current portion	459,291	181,437
Vehicle financing and notes payable, current portion	1,403,381	723,798
Bank term loan, current portion	15,065,000	-
Other current liabilities	6,795,312	1,333,235
Total current liabilities	82,145,375	3,055,403

Vehicle financing and notes payable, net of current portion	2,134,273	1,929,447
Bank term loan, net of current portion	79,973,181	-
Deferred compensation liability	1,883,954	-
Warrant liability	4,867,074	-
Operating lease liability, net of current portion	3,006,962	283,716
Other noncurrent liabilities	385,826	-
TOTAL LIABILITIES	174,396,645	5,268,566

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interest	8,281,766	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 1,000,000 shares authorized, 20,100 and nil shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12,878,354	-
Common stock, $0.00001 par value; 29,000,000 shares authorized; 10,075,336 and 10,029,040 shares issued, and 9,915,683 and 9,869,387 shares outstanding at March 31, 2021 and December 31, 2020, respectively	101	101
Additional paid-in capital	40,106,608	45,318,891
Treasury stock at cost, 159,653 shares at March 31, 2021 and December 31, 2020	(758,352)	(758,352)
Noncontrolling interest in consolidated subsidiaries	1,291,017	-
Accumulated deficit	(17,740,479)	(15,416,151)
Total shareholders’ equity	35,777,249	29,144,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$218,455,660	$34,413,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
New vehicle retail	$15,925,296	$-
Used vehicle retail	7,749,213	95,560
Used vehicle wholesale	2,665,602	541,900
Finance and insurance, net	1,325,197	-
Service, body and parts	1,928,827	-
Fleet and other	3,421,788	4,712,253
Total revenues	33,015,923	5,349,713

Cost of sales:
New vehicle retail	14,452,586	-
Used vehicle retail	7,052,744	89,605
Used vehicle wholesale	2,451,412	661,983
Service, body and parts	1,140,523	-
Fleet and other	1,920,159	4,098,202
Total cost of sales	27,017,424	4,849,790

Gross profit	5,998,499	499,923

Selling, general and administrative	7,884,238	2,098,886
Depreciation and amortization	207,841	78,434

Operating loss	(2,093,580)	(1,677,397)
Floorplan interest expense	(50,094)	-
Other interest expense, net	(326,770)	(42,791)
Other income, net	947,572	-

Loss before income taxes	(1,522,872)	(1,720,188)
Income tax provision	-	-
Net loss	(1,522,872)	(1,720,188)

Net income attributable to noncontrolling interest	(145,632)	-

Net loss attributable to LMP Automotive Holdings	$(1,668,504)	$(1,720,188)

Calculation of income for earnings per share:
Net loss attributable to LMP Automotive Holdings	$(1,668,504)	$(1,720,188)
Change in noncontrolling interest redemption value	(6,361,033)	-
Net loss attributable to common shareholders	$(8,029,537)	$(1,720,188)

Basic net loss per share	$(0.80)	$(0.18)
Diluted net loss per share	$(0.80)	$(0.18)

Weighted average shares of common stock outstanding, basic	10,040,542	9,326,054
Weighted average shares of common stock outstanding, diluted	10,040,542	9,326,054

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred Stock		Common Stock		Paid in	Treasury	Non-Controlling	Accumulated
	Shares	Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance December 31, 2020	-	$-	10,029,040	$101	$45,318,891	$(758,352)	$-	$(15,416,151)	$29,144,489

Common stock issued for cashless warrant exercises	-	-	942	-	-	-	-	-	-

Common stock issued for cashless option exercises	-	-	23,462	-	-	-	-	-	-

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(5,705,209)	-	-	(771,557)	(6,476,766)

Common stock issued for options exercised for cash	-	-	5,000	-	19,490	-	-	-	19,490

Convertible preferred stock issued for cash	20,100	12,878,354	-	-	-	-	-	-	12,878,354

Common stock issued for acquisitions	-	-	16,892	-	304,394	-	-	-	304,394

Noncontrolling interest in consolidated entities	-	-	-	-	-	-	1,261,118	-	1,261,118

Share based compensation	-	-	-	-	169,042	-	-	-	169,042

Net income (loss)	-	-	-	-	-	-	29,899	(1,552,771)	(1,522,872)

Balance March 31, 2021	20,100	$12,878,354	10,075,336	$101	$40,106,608	$(758,352)	$1,291,017	$(17,740,479)	$35,777,249

	Preferred Stock		Common Stock		Paid in	Treasury	Non-Controlling	Accumulated
	Shares	Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance December 31, 2019	-	$-	8,691,323	$87	$27,106,058	$(658,350)	$-	$(10,600,358)	$15,847,437

Issuance of shares for cash, including underwriter warrants, net of issuance costs	-	-	1,200,000	12	17,328,565	-	-	-	17,328,577

Issuance of shares for purchase of assets	-	-	33,183	-	487,454	-	-	-	487,454

Share-based compensation	-	-	-	-	79,022	-	-	-	79,022

Net loss	-	-	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance March 31, 2020	-	$-	9,924,506	$99	$45,001,099	$(658,350)	$-	$(12,320,546)	$32,022,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,522,872)	$(1,720,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331,930	307,197
Share based compensation	169,042	79,022
Revaluation of redeemable warrants	(947,572)	-
Principal collections on investment in sales-type lease contracts	179,739	269,809
Amortization of debt discount	72,830	-
Amortization of right-of-use asset	(4,365)	1,841

(Increase) Decrease in assets:
Accounts receivable	(13,442,894)	46,373
Vehicles purchased for investment in sales-type lease contracts	4,752,705	(4,053,556)
Inventories	(14,560,171)	(335,941)
Prepaid expenses and other assets	2,924,629	224,862
Increase (Decrease) in liabilities:
Accounts payable	3,576,047	222,483
Other current & noncurrent liabilities	6,249645	(46,362)
NET CASH USED IN OPERATING ACTIVITIES	(12,221,307)	(5,004,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(148,623)	(30,178)
Acquisitions, net of cash acquired	(139,854,691)	-
Additions to intangible assets	-	(543,127)
NET CASH USED IN INVESTING ACTIVITIES	(140,003,314)	(573,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received from issuance of common stock	19,490	17,328,577
Proceeds from issuance of preferred stock	14,285,354	-
Payment of fees for the issuance of preferred stock	(1,407,000)	-
Proceeds from redeemable warrants	5,814,646	-
Proceeds received from sale of noncontrolling interest	550,000	-
Proceeds received from related party	500,000	-
Proceeds received from term loan, net of debt discount	94,965,351	-
Payments on insurance premium financing	(179,746)	-
Proceeds received from vehicle financing	52,868,544	-
Proceeds from vehicle financing and notes payable	716,848	-
Repayments of vehicle financing and notes payable	(471,700)	(235,589)
NET CASH PROVIDED BY FINANCING ACTIVITIES	167,661,787	17,092,988

NET INCREASE IN CASH & RESTRICTED CASH	15,437,166	11,515,223

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	3,935,726	6,508,055

CASH & RESTRICTED CASH, END OF PERIOD	$19,372,892	$18,023,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$53,250	$40,749

Accrued acquisition contingent consideration	$320,606	$-

Issuance of common stock for acquisitions	$304,394	$-

Purchase of software license for debt and equity	$-	$823,994

Purchase of vehicles for debt and equity	$-	$3,673,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Principles of Consolidation

Business Activity

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “LMP”, “Automotive”, and “the Company” refer to LMP Automotive Holdings, Inc. and its consolidated subsidiaries, unless the context requires otherwise.

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

Automotive is a holding company incorporated in the state of Delaware on December 15, 2017. On December 15, 2017, the common ownership contributed 100% of its interest in LMP Motors, NSR, LMP Finance and LMP Automotive to Automotive.

In the first quarter of 2021, Automotive, through LMP Automotive, acquired majority interests in 10 new vehicle franchises, comprising of 6 new dealership locations. Automotive, through LMP Finance, also acquired a majority interest in LTO Holdings, LLC, a Connecticut based automotive leasing company with an associated collision center. These acquisitions transformed the Company   enabling us to offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle, including new and used vehicles, finance and insurance products and automotive repair and maintenance.

On March 3, 2021, the Company completed certain acquisitions which resulted in the acquisition of Beckley Buick GMC, King Coal Chevrolet, Hometown Kia, Princeton Pre-owned, Lewisburg Pre-owned and Summerville Pre-Owned in West Virginia.

On March 4, 2021, the Company completed certain acquisitions which resulted in the acquisition of Fuccillo Kia of Port Charlotte and Cape Coral located in Florida, both operating under sales and service agreements with KIA Motors America, Inc.

On March 9, 2021, LMP Finance, acquired a 51% interest in LTO Holdings, LLC for consideration of cash and 16,892 shares of common stock with a future committed value of $625,000. As of March 31, 2021, the future committed value totaled approximately $320,000 and is recorded in other current liabilities in the condensed consolidated balance sheet.

On March 23, 2021, the Company completed the acquisition of Bachman-Bernard Chevrolet-Buick-GMC-Cadillac, along with its associated real estate.

The aggregate purchase price of these acquisitions during the first quarter of 2021 totaled $143.6 million consisting of cash and other consideration (see Note 5 below), subject to adjustment based on net working capital or inventory amounts as of the closing dates of the respective acquisitions. The Company used borrowings under its $192.0 million credit facility for these targeted transactions. Transaction and integration costs related to the acquisitions totaled approximately $1.3 million and are included in selling, general and administrative expenses in the consolidated statement of operations.

The allocations of the purchase price for these first quarter 2021 acquisitions are preliminary. The allocations will be revised during the one year allocation period as management obtains additional information about the estimated fair values of the acquired assets, identification and quantification of assumed liabilities and finalization of working capital amounts related to these acquisitions.

Principles of Consolidation

These condensed consolidated financial statements include the amounts of Automotive and its subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and has an accumulated deficit of approximately $17.7 million as of March 31, 2021. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and to produce positive margins.  The Company completed an initial public offering (“IPO”) in December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million. The Company completed a Securities Purchase Agreement (“SPA”) in connection with a February 2021 private placement to help facilitate business growth and dealership acquisitions. The Company received net proceeds of approximately $18.7 million from the issuance of Series A convertible preferred stock and warrants (“Series A Preferred Stock” and “2021 Warrants”, respectively).

Management plans to continue to obtain funding through 2021 for strategic dealership acquisitions.

Basis of Presentation

These accompanying condensed consolidated financial statements contain unaudited information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements to maintain consistency and comparability between periods presented.

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

Fair Value of Assets Acquired and Liabilities Assumed

We estimate the fair value of the assets acquired and liabilities assumed in a business combination using various assumptions. The most significant assumptions used relate to determining the fair value of property and equipment, and intangible franchise rights.

We estimate the fair value of property and equipment based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value.

We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (MPEE) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium. Additionally, we also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

We use a relief-from-royalty method to determine the fair value of a trade name. Future cost savings associated with owning, rather than licensing, a trade name is estimated based on a royalty rate and management’s forecasted sales projections. The discount rate applied to the future cost savings factors an equity market risk premium, small stock risk premium, an average peer group beta, a risk-free interest rate and a premium for forecast risk.

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable consist of amounts due from customers, financial institutions, manufacturers and insurance providers. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of March 31, 2021 and December 31, 2020. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information.

Inventories

Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the first-in, first out method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories as of March 31, 2021 and December 31, 2020 are recorded based on perpetual inventory records.

The Company launched its subscription business in 2018, at which time it started to depreciate the corresponding fleet inventory using a monthly rate of 1% of initial cost. Fleet vehicle depreciation was $124,089 and $229,000 for the three months ended March 31, 2021 and 2020, respectively.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company has a reserve recorded for impairment to reflect inventory at net realizable value of $48,043 and $141,762 at March 31, 2021 and December 31, 2020, respectively.

Inventories consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
New vehicles	$30,901,264	$-
Used vehicles	21,043,967	4,320,444
Parts & accessories	1,901,920	-
Fleet vehicles	8,353,524	4,707,709
	62,200,675	9,028,153
Accumulated depreciation	(346,930)	(530,064)
Total inventories	$61,853,745	$8,498,089

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

Through acquisition, we have agreements (Franchise Rights) with our manufacturers. Franchise Rights represents a right received under Franchise Agreements with manufacturers and is identified on an individual dealership basis.

The Company evaluates the useful lives of our Franchise Rights based on the following factors:

As evidenced by our acquisitions, there is an active market for most automotive dealership franchises within the United States. We attribute value to the Franchise Rights acquired with the dealerships we purchase based on the understanding and industry practice that the Franchise Rights will be renewed indefinitely by the manufacturer.

Accordingly, we have determined that our Franchise Agreements will continue to contribute to our cash flows indefinitely and, therefore, have indefinite lives.

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. We will evaluate our indefinite-lived intangible assets using a qualitative assessment process. We have determined the appropriate unit of accounting for testing Franchise Rights for impairment is each individual store.

The testing of our indefinite-lived intangible assets for impairment will be performed on or before December 31 of each year and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value.

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long lived and intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, and December 31, 2020, the fair value of these financial instruments, including cash and restricted cash, accounts receivable, notes receivable, net investment in sales-type leases, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions. Goodwill and intangible assets are valued using Level 3 inputs, and contingent consideration is valued using level 2 inputs.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of March 31, 2021 the fair value of warrant liabilities is as follows:

Description	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liabilities	$ -	$ -	$4,867,074

Warrant Liability – The 2021 Warrants are accounted for as derivative liabilities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40 Derivatives and Hedging (“ASC 815”) and are presented as a liability on the Company’s consolidated balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with any subsequent changes in fair value presented in the Company’s statement of operation.

Initial Measurement – The Company established the initial fair value for the 2021 Warrants on February 25, 2021, the date of the closing. The 2021 Warrants are measured at fair value on a recurring basis, using a Monte Carlo simulation, Option Pricing Model (“OPM”). The Company allocated the proceeds received from (i) the sale of the preferred units, first to the 2021 Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Series A convertible preferred stock. The 2021 Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The Company utilizes the OPM to value the 2021 Warrants at each reporting period, with any subsequent changes in fair value recognized in the consolidated statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in the OPM are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the 2021 Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the issuance date for a maturity similar to the expected remaining life of the 2021 Warrants. The expected life of the 2021 Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. The aforementioned warrant derivative liability is not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	February 25, 2021 (initial measurement)	March 31, 2021
Risk-free interest rate	.46%	.46%
Expected term (years)	3.5	3.4
Expected volatility	61%	58%
Exercise Price	$21.00	$21.00
Stock Price	$17.71	$16.63
Dividend yield	0%	0%

The following table presents the changes in the fair value of the warrant liability:

Warrant Liability
Fair value as of February 25, 2021	$5,814,646
Change in valuation inputs or other assumptions (1)	(947,572)

Fair value as of March 31, 2021	$4,867,074

(1)	Changes in valuation inputs or other assumptions are recognized in other income, net in the statement of operations for the three months ended March 31, 2021.

Share-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of stock options, based on the fair value of those awards at the date of grant over the requisite service period, which generally is the vesting period of the award. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.

Revenue Recognition

The Company recognizes revenue in accordance with the FASB ASC 606, Revenue from Contracts with Customers (“ASC 606”). ASC 606 prescribes a five-step model that includes: (1) identify the contract; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied.

The Company leases vehicles to third parties that are accounted for in accordance with FASB ASC 842, Leases (“ASC 842”). These leases generally have lease terms less than one year in duration. The accounting for investments in leases and leased vehicles is different depending on the type of lease. Each lease is classified as either a sales-type lease, or operating lease, as appropriate. The Company classifies leases as sales-type leases, where the present value of the sum of the lease payments and guaranteed residual value exceeds the Company’s investment in the leased vehicle.

Revenue on sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within vehicle sales revenues and vehicle sales cost of revenues in the condensed consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

New Retail Vehicle and Used Retail Vehicle Revenues

Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectability is probable, and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state Law.

The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.

Service, Body and Parts Revenue

Revenue from service, body and parts sales is recognized upon the transfer of control of the parts or service to the customer. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale and are not significant.

Finance and Insurance, net

Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. Charge-back reserves totaled $43,039 and $0 as of March 31, 2021 and December 31, 2020, respectively, and is recorded in other current liabilities on the consolidated balance sheet.

As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. Revenues for these contracts are presented net of associated costs within the consolidated statements of operations.

Fleet and Other Revenue

Fleet and other revenue consists of revenue from sales-type and operating leases, dealer fees, subscription and interest.

Subscription Revenue

The Company offers a vehicle subscription plan where a customer will pay a monthly fee in exchange for access to a vehicle. The Company’s subscriptions include monthly swaps, scheduled maintenance and upkeep, license, and registration and in most cases roadside assistance. Customers have the flexibility to up-or-downgrade a vehicle monthly, with the vehicle payment adjusted accordingly. There is an activation payment at subscription inception that varies based upon the monthly payment of the selected vehicle. Monthly vehicle payments are dependent upon the vehicle selected by the customer. Due to the nature of the subscription contract, where the subscriber can swap out the vehicle in the contract, the performance obligation is completed and recognized each month. The revenues earned under these contracts are recognized in accordance with ASC 606.

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

The Company also receives a one-time, non-refundable payment as an activation fee to its vehicle subscription program. This fee is deferred and amortized to income monthly over the term of the subscription, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription. Subscription revenues are recognized over time based on the duration of the contract term with the customer. The amount of revenue recognized is calculated using an input method, which most closely depicts performance of the contracts. Our subscription liability balance was approximately $99,000 and $115,000 as of March 31, 2021, and December 31, 2020, respectively.  The Company recognized approximately $43,000 and $95,000 of subscription revenue for the three months ended March 31, 2021 and 2020, respectively, related to our subscription liability. Our subscription liability balance is included in other current liabilities on the consolidated balance sheet.

Customer payment is received prior to initial vehicle delivery and on each monthly recurring anniversary date. The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Leasing Revenue

The Company accounts for revenue earned from vehicle rentals and rental related activities wherein an identified asset is transferred to the customer and the customer has the ability to control that asset under FASB ASC 842. Revenue from operating leases is recognized ratably on a straight-line basis over the term of the agreement.

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

Dealer Fees

Dealer fees are earned primarily in connection with retail sales of new or used vehicles and are recorded at the same time as the retail sale. These consist of the standard dealer fees charged with each transaction.

Segment Reporting

We have determined that each of our retail stores along with our fleet operations, which are considered individual operating segments, are one reportable segment because they have similar operating revenues, margins, customers, product distribution, and regulatory environment.  Additionally, there is one management team that reviews and manages our retail stores and fleet operations.  Therefore, we have determined that we have one reportable segment: Retail & Fleet.

Our Retail & Fleet segment is comprised of our retail automotive locations that sell new vehicles manufactured by General Motors and KIA Motors and Fleet leasing and sales. The franchises in each segment also sell used vehicles, wholesale vehicles, parts and automotive services, and automotive finance and insurance products.

We define our chief operating decision maker (“CODM”) to be a committee comprising of the Company’s Chief Executive Officer and Chief Operating Officer. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results. Our CODM does not regularly review capital expenditures on a reporting unit level. Performance measurement of the reportable segment by the CODM is based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance mainly associated with expected inventory and working capital requirements, of the reportable segment.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $144,000 and $11,000, respectively, for the three months ended March 31, 2021 and 2020.

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

The components of the right-of-use asset and lease liabilities as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
Operating lease right-of-use asset	$3,427,867	$422,501
Operating lease liability, current portion	$459,291	$181,437
Operating lease liability, net of current portion	$3,006,962	$283,716

Operating Leases

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida.

In September 2020, the Company entered into a lease with an unrelated entity for office space in Fort Lauderdale, Florida. The 34 month lease provides for monthly payments of $16,113 plus operating costs and sales taxes.

In March 2021, two of the Company’s dealerships entered into 10 year leases with an unrelated entity for the dealership premises with monthly rents of $21,000 and $7,500. Total operating lease cost for the Company’s lease locations was approximately $88,000 and $97,000 for the three months ended March 31, 2021 and 2020, respectively.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, therefore for the leases beginning in 2021, the Company used the incremental borrowing rate.

Lease Cost

Operating lease cost related to right-of-use asset on the Plantation lease was approximately $0 and $97,000, respectively, for the three months ended March 31, 2021 and 2020. The weighted average discount rate was 2.63%. During July 2020, the Company purchased the facilities.

Operating lease cost related to right-of-use asset on the Fort Lauderdale lease was approximately $44,073 and $0 for the three months ended March 31, 2021 and 2020, respectively. The weighted average remaining term on the lease is 2.25 years. The weighted average discount rate was 3%.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal year 2023. The Company is continuing to assess the impact of the standard on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

The Company early adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on a modified retrospective basis to financial instruments outstanding on January 1, 2021. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. There was no impact on accumulated deficit or other components of equity on the date of adoption. As a result, there were no convertible instruments outstanding at the time of adoption and the Company applied the update in determining the appropriate accounting for the preferred stock and 2021 Warrants issued during the quarter. See note 16 – Equity.

The Company accounts for the 2021 Warrants as liability-classified instruments based on an assessment of the specific terms of the 2021 Warrants with the applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the 2021 Warrants require classification as a liability pursuant to ASC 480 and meet the requirements for equity classification under ASC 815, including whether the 2021 Warrants are indexed to the Company’s own equity and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

2021 Warrants that meet all of the criteria for equity classification are initially measured at fair value or relative fair value, depending on the circumstances, and are recorded as a component of additional paid-in capital at the time of issuance, and are not subsequently remeasured. 2021 Warrants that do not meet all the criteria for equity classification are recorded at their initial fair value as a liability on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified 2021 Warrants are recognized as a gain or loss on the statements of operations.

The Company accounts for the 2021 Warrants in accordance with ASC 815-40 under which the 2021 Warrants do not meet the criteria for equity classification and must be recorded as liabilities.

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

Beginning in January 2021, the Company resumed normal salaries, hiring practices, and vehicle purchases.

Note 4 - Asset Purchase Agreements

On February 19, 2020, the Company consummated an Asset Purchase Agreement whereby the Company purchased $4.2 million of assets, including vehicles ($2.9 million) and a perpetual, non-exclusive license for leasing software ($1.4 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the purchase consideration.

The non-exclusive perpetual software license is for a vehicle subscription service app for upcoming launch in the Apple App and Google Play stores. The license value of $1.4 million is being amortized over its estimated economic useful life of three (3) years.

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

Note 5 - Acquisitions

Beckley Acquisitions

On March 3, 2021, through majority owned subsidiaries, the Company acquired a group of West Virginia dealerships and related real estate for a purchase price totaling approximately $43.4 million with $41.6 million in cash and $1.8 million in rollover equity in certain subsidiaries. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The dealerships operate under sales and service agreements with Buick-GMC, Chevrolet, and Kia. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired dealerships have been included in the Company's financial statements since the date of acquisition. The fair value of the net assets acquired was approximately $43.4 million. The Company incurred $478,000 in acquisition costs, which were recognized in general and administrative expense within the consolidated statements of operations.

The following table summarizes the total consideration.

Cash	$41,595,574
Rollover equity	1,805,000
Total consideration	$43,400,574

The following table summarizes the allocation of the total consideration to the tangible and intangible assets acquired and the liabilities assumed based on the respective fair values at the acquisition date. The Company is still reviewing fair values of the assets acquired and the liabilities assumed, and rollover equity as provisional. Therefore, the fair values are provisional measurements and may be subject to change.

Net Assets Acquired

Assets acquired
New vehicles	$11,464,250
Used vehicles	8,493,404
Parts & accessories	560,092
Property & equipment	940,958
Real property	10,600,000
Operating leases right-of-use assets	3,066,886
Franchise rights	9,500,000
Tradename	2,778,458
Other assets	43,243
Total assets acquired	47,447,291

Liabilities assumed
Accrued personal property tax	23,143
Accrued vacation	94,803
We owes	21,272
Intransit floorplan liability	840,613
Operating lease liabilities	3,066,886
Total liabilities assumed	4,046,717
Net assets acquired	$43,400,574

The fair value of the franchise rights was based on the excess earnings method. The fair value of the tradename was based on the relief from royalty method. The franchise rights and tradename are indefinite lived assets and not subject to amortization.

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$13,948,744
Net income	$655,818

As a result of the Beckley Acquisitions, the Company issued noncontrolling interests in two of its wholly-owned subsidiaries, LMP Beckley 001 Holdings, LLC (“001”) and LMP Beckley 002 Holdings, LLC (“002”), to the sellers of the Beckley Acquisitions. The noncontrolling interests represent 15% of the outstanding equity interests of 001 and 002 and totaled $1.8 million as of March 3, 2021. There were no changes in the outstanding equity interests of 001 and 002 from the Beckley Acquisitions through March 31, 2021.

The sellers and the Company agreed to both put options exercisable by the noncontrolling interest holders and call options exercisable by the Company for the remaining 15% minority interest based on a formulaic approach. In order to appropriately account for the classification of the redeemable noncontrolling interest outside of the permanent equity, an evaluation of the contracts and ASC 480 and ASC 815 was performed. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the condensed consolidated balance sheets.  As of March 31, 2021, the redemption value of the 15% noncontrolling interests was $8.3 million, based on the contractually-defined redemption values as of the balance sheet date.

The Company allocates income and losses to the noncontrolling interest holders based on the applicable membership interest percentage. At each reporting period, the redeemable noncontrolling interests are recognized at the higher of (1) the initial carrying amounts of the noncontrolling interests as adjusted for accumulated income or loss attributable to the noncontrolling interest holders, or (2) the contractually-defined redemption values as of the balance sheet date, as long as the contractually-defined redemption values exceed the initial amounts of the noncontrolling interests. If the contractually-defined redemption values exceed the carrying amounts of noncontrolling interests as adjusted for accumulated income or loss attributable to noncontrolling interests holders, but not the initial amounts of the noncontrolling interests, the noncontrolling interests are recorded at the initial amounts. Adjustments to the carrying amount of redeemable noncontrolling interests are charged against retained earnings (or additional paid-in capital if there are no retained earnings).

The components of redeemable noncontrolling interests as of March 31, 2021 are as follows:

Beginning balance	$-
Noncontrolling interests issued in connection with Beckley Acquisitions	1,805,000
Net income attributable to noncontrolling interests	115,733
Adjustments to redemption value	6,361,033
Ending balance	$8,281,766

A reconciliation of shareholders’ equity attributable to LMP Automotive Holdings, Inc., shareholders’ equity attributable to noncontrolling interests, and total shareholders’ equity as of March 31, 2021 is as follows:

Shareholders’ equity attributable to LMP Automotive Holdings, Inc.	$35,777,249
Shareholders’ equity attributable to noncontrolling interests	8,281,766
Total shareholders’ equity	$44,059,015

As of December 31, 2020, there was no shareholders’ equity attributable to noncontrolling interests.

Fuccillo Acquisition

On March 4, 2021, through majority owned subsidiaries, the Company acquired two Southwest Florida dealerships and related real estate for an aggregate purchase price of $79.3 million in cash. The dealerships operate under sales and service agreements with KIA Motors America, Inc. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired dealerships have been included in the Company's financial statements since the date of acquisition. The Company incurred approximately $486,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

The following table summarizes the allocation of the total consideration to the tangible and intangible assets acquired and the liabilities assumed based on the respective fair values at the acquisition date.  The Company is still reviewing fair values of the assets acquired and the liabilities assumed, including the noncontrolling interests as being provisional. Therefore, the fair values are provisional measurements and may be subject to change.

Net Assets Acquired
Assets acquired
New vehicles	$7,421,724
Used vehicles	878,000
Parts & accessories	927,012
Property & equipment	1,063,914
Real property	33,100,000
Other assets	198,373
Franchise rights	9,800,000
Goodwill	26,200,000
Total assets acquired	79,589,023

Liabilities assumed
We owes	25,477
Prepaid maintenance program credit	226,709
Customer deposits	10,000
Total liabilities assumed	262,186

Net Assets Acquired	$79,326,837

The fair value of the franchise rights was based on the excess earnings method. The franchise rights are indefinite lived assets and not subject to amortization.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the tangible assets and identifiable intangible assets acquired was recorded as goodwill, which is attributable primarily to expected synergies and an assembled workforce. Total goodwill is expected to be deductible for tax purposes.

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$13,876,368
Net income	$700,058

Concurrent with the Fuccillo acquisition, the Company sold 15% of the equity interests in the dealership divisions of the dealerships acquired in the Fuccillo Acquisition to entities owned by certain members of the dealerships’ management, in exchange for cash of $550,000 and promissory notes of $3.3 million. The notes mature in 7 years, bear interest at 5% annually and can be prepaid at any time without penalty. The notes are secured by the equity interests and are without recourse. For accounting purposes, the purchase of the equity interests with nonrecourse notes is accounted for as liabilities in accordance with ASC 710, Compensation - General.

Related agreements were also executed which allow for the Company’s subsidiaries to repurchase the 15% equity interests at any time and provide that the interest holders can put the equity interests to the Company’s subsidiaries upon termination of employment of the interest holders’ owners. The repurchase and call price is computed based on a book value formula defined in the related agreements.

The Company is accounting for this arrangement as deferred compensation, and at March 31, 2021 has recognized a liability which represents the computed purchase price less the outstanding principal and interest owed on the nonrecourse notes of $1.9 million and is included in deferred compensation liability in the accompanying consolidated balance sheets. The Company recorded compensation expense of $1.4 million for the three months ended March 31, 2021 associated with this arrangement which is included in selling, general and administrative expense in the consolidated statement of operations.

Bachman Acquisition

On March 23, 2021, through wholly owned subsidiaries, the Company acquired a Tennessee dealership and related real estate for $12.7 million in cash. The dealership operates under sales and service agreements with General Motors, LLC. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired dealership have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $284,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

The following table summarizes the allocation of the total consideration to the tangible and intangible assets acquired and the liabilities assumed based on the respective fair values assumed at the acquisition date. The Company is still reviewing fair values of the assets acquired and the liabilities assumed, including the noncontrolling interests as being provisional. Therefore, the fair values are provisional measurements and may be subject to change.

Net Assets Acquired

Assets acquired
New vehicles	$2,359,207
Used vehicles	2,062,522
Parts & accessories	210,625
Property & equipment	131,416
Real property	5,400,000
Other assets	31,248
Franchise rights	200,000
Tradenames	1,100,000
Goodwill	1,200,000
Total assets acquired	12,695,018

Liabilities assumed
Accrued personal property tax	2,216
Customer deposits	13,474
We owes	3,686
Total liabilities assumed	19,376

Net assets acquired	$12,675,642

The fair value of the franchise rights was based on the excess earnings method. The fair value of the tradename was based on the relief from royalty method. The franchise rights and tradename are indefinite lived assets and not subject to amortization.

The excess of the consideration transferred in the acquisition over the net amounts assigned to the fair value of the tangible assets and identifiable intangible assets acquired was recorded as goodwill, which is attributable primarily to expected synergies and an assembled workforce. Total goodwill is expected to be deductible for tax purposes.

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealership since the date of the acquisition:

2021
Revenue	$1,085,580
Net income	$63,451

On March 23, 2021, concurrent with the Bachman acquisition, the Company sold 15% of the equity interests in the dealership to an entity owned by an officer of the Company. The purchase price was $344,267 which was paid by the officer as an offset of accrued compensation payable to the officer.

Related agreements were also executed which allow for the Company to repurchase the 15% equity interests at any time for the greater of a) the equity holder’s positive capital account, if any, or b) $100. The Company is accounting for this arrangement as an equity award under a share-based compensation arrangement and on the date of the transaction recorded equity of $455,000, which represents the fair value of the equity interest, and compensation of $110,733, representing the difference between the fair value of the equity award and the purchase price paid by the officer and is recorded in selling, general & administrative expenses of the accompanying consolidated statement of operations.

LTO Acquisition

On March 9, 2021, through a wholly owned subsidiary, the Company acquired a 51% ownership interest in a Connecticut based vehicle leasing company for $850,000 in cash and shares of the Company’s common stock, $6.5 million for the effective settlement of preexisting receivables, and approximately $817,000 in rollover equity. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired entity have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $10,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

The purchase price consisted of $225,000 in cash and the issuance of 16,892 shares of the Company’s common stock at a deemed valuation of $37.00 per share (the “Target Value”). If on September 9, 2021 the per share market value of the Company’s common stock is less than the Target Value (such difference, if any, the “Valuation Shortfall”), the Company will be obligated to pay the sellers, in cash, an amount equal to the product of 16,892 and the Valuation Shortfall (the “Supplemental Cash Consideration”). The Supplemental Cash Consideration has been accounted for as a contingent consideration liability and recognized at the acquisition date at fair value as part of the consideration transferred in the acquisition. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. At the acquisition date, the market price per share of the Company’s common stock was $18.02 and the total value of the shares issued amounted to $304,394. The contingent consideration liability recorded at the acquisition date amounted to $320,606. The amount remains unchanged as of as of March 31, 2021 and is in other current liabilities in the consolidated balance sheets.

The following table summarizes the total consideration:

Cash	$225,000
Common stock	625,000
Rollover equity	816,667
Effective settlement of receivables	6,533,052
Total consideration	$8,199,719

The following table summarizes the allocation of the total consideration to the tangible and intangible assets acquired and the liabilities assumed based on the respective fair values assumed at the acquisition date. The Company is still reviewing fair values of the assets acquired and the liabilities assumed, including the noncontrolling interest as provisional. Therefore, the fair values are provisional measurements and may be subject to change.

Net Assets Acquired

Assets acquired
Accounts receivable	$4,392,830
Vehicles	4,542,738
Cash	46,415
Property & equipment	37,017

Other assets	10,904

Total assets acquired	9,029,904

Liabilities assumed

Notes payable	639,360
Customer deposits	118,800

Accrued liabilities	72,025
Total liabilities assumed	830,185

Net assets acquired	$8,199,719

The consolidated statements of operations include the following revenue and net income attributable to the acquired entity since the date of the acquisition:

2021
Revenue	$480,256
Net income	$19,466

Note 6 - Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 7 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net is summarized as follows:

	March 31,	December 31,
	2021	2020
Land	$49,435,700	$435,700
Vehicles	$277,311	$153,822
Building	3,292,008	3,164,300
Furniture, fixtures and equipment	2,399,213	392,262
Leasehold and building improvements	433,179	299,526
	6,401,711	4,009,910
Less: accumulated depreciation and amortization	(305,878)	(228,791)
	$6,095,833	$3,781,119

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements totaled $77,087 and $22,687, respectively, for the three months ended March 31, 2021 and 2020, respectively.

Note 8 - Intangible Assets

Intangible assets, net, are summarized as follows:

	March 31,	December 31,
	2021	2020
Software license	$1,350,000	$1,350,000
Website design and other intangibles	260,695	230,568
	1,610,695	1,580,568
Less: Accumulated amortization	(600,499)	(469,745)
	1,010,196	1,110,823
Franchise rights	19,500,000	-
Tradenames	3,878,458	-
	$24,388,654	$1,110,823

Franchise rights and tradenames have indefinite lives. Amortization expense associated with software   license and website and other intangibles amounted to $130,754 and $55,747, respectively, for the three months ended March 31, 2021 and 2020, respectively.

Future amortization of intangible assets at March 31, 2021 are as follows:

Year ending December 31,
2021 (9 months)	$373,364
2022	478,412
2023	89,254
2024	69,166
$1,010,196

Note 9 - Goodwill

Changes in the carrying value of goodwill as of March 31,2021 is as follows:

March 31, 2021

Balance, December 31, 2020	$-
Goodwill acquired from acquisitions	27,400,000

Balance, March 31,2021	$27,400,000

Note 10 - Investment in Sales-type leases

Investment in sales-type leases consists of the following:

	March 31,	December 31,
	2021	2020
Sales-type leases:
Minimum lease payments receivable	$1,550,231	$1,576,325
Unearned income	(277,872)	(576,853)
Guaranteed residual value of vehicles	5,538,773	10,744,104
Total investment in sales-type leases	$6,811,132	$11,743,576

As of March 31, 2021 and December 31, 2020, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date. Leasing revenue was $2.7 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively.

The assets held under the investment are leased to three customers, one of which is LTO Holdings LLC (LTO), an entity that is 51% owned by the Company. All transactions with LTO, since their acquisition in March 2021, have been eliminated.

Note 11 - Related Party Transactions

On July 8, 2020, the Company terminated the lease and purchased the land and building located in Plantation, Florida where its previous headquarters were located from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for $3.6 million in cash. The land and building were valued based upon a third party appraisal report. Beginning in September 2020 the Company became headquartered in Ft. Lauderdale, Florida.

The Company leases vehicles under its subscription and sales-type programs to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases amounted to $0 and $23,590, respectively, for the three months ended March 31, 2021 and 2020.

To help facilitate the first quarter of 2021 acquisition of Kia of Port Charlotte and Kia of Cape Coral, the Company agreed to provide financing, in the form of promissory notes to the minority owners: Kevin West and Associates LLC and Rosciti & Associates LLC totaling $1,106,046 and $2,140,453, respectively. Both notes bear interest at 5% per annum and have a seven (7) year term. Repayment is funded by earnings with eighty-five percent (85%) of all after-tax cash distributions made to the minority interest being applied to the notes interest and principal balances. No distributions were made during the three months ended March 31, 2021.

In March 2021, the Company signed an unsecured Revolving Line of Credit Agreement with a shareholder (the Line) and received funding of $500,000. The Line bears interest at 1.5% per month plus a $15,000 origination fee. The Line principal, interest and origination fee are all due on April 30, 2021. The Company repaid the loan during the second quarter of 2021.

On March 23, 2021, in connection with the consummation of the Bachman Acquisition, LMP Greenville 001 Holdings, LLC, an indirect wholly owned subsidiary of LMP Automotive, transferred fifteen percent (15%) of the membership interests in LMP Greenville BBCBGC, LLC, a subsidiary of the Company, to an entity wholly owned by Richard Aldahan, the Company’s Chief Operating Officer, in lieu of an accrued bonus owed to Mr. Aldahan in the amount of $350,000.

Note 12 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	March 31,	December 31,
	2021	2020
Accounts payable	$3,816,676	$251,118
Credit card payable	33,206	22,717
Total accounts payable	$3,849,882	$273,835

Other Current Liabilities:

	March 31,	December 31,
	2021	2020
Accrued payroll	$1,220,702	$197,635
Customer deposits on hand	274,816	82,117
Deferred revenues	1,206,168	114,635
Insurance payable	99,081	-
Sales & other taxes payable	871,717	37,905
Accrued legal expenses	845,287	133,032
Litigation accrual	280,000	550,000
Accrued advertising	261,644	-
Accrued interest	332,915	-
Accrued lot fees	290,076	-
Contingent consideration	320,606	-
Other accruals	792,300	217,911
Total other current liabilities	$6,795,312	$1,333,235

Note 13 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with an unrelated party in Fort Lauderdale, Florida and leases for our dealerships in West Virginia as of March 31, 2021 are as follows:

Years Ending December 31:
2021 (nine months)	$424,017
2022	565,356
2023	415,339
2024	342,000
2025	342,000
Thereafter	1,767,000
Total minimum lease payments	3,855,712
Less: amount representing interest	(389,459)
Present value of future payments	3,466,253
Less: current obligations	(459,291)
Long-term obligations	$3,006,962

Operating Leases

Rent expense charged to operations, inclusive of common area maintenance and taxes, was $144,550 and $124,075, respectively, for the three months ended March 31, 2021 and 2020.

Note 14 - Vehicle Financing and Notes Payable

In 2019, Mercedes-Benz Financial approved a $3.5 million financing facility for the Company’s subscription and rental fleet inventory purchases. During 2019, the Company purchased vehicles totaling approximately $2.4 million under various Note and Security Agreements with 10% cash down payments and the remaining $2.2 million financed over 36 months at an interest rate of 4.89%.

In 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10.0 million.

During the first quarter of 2020, the Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. During the second quarter of 2020, the Company financed vehicles previously purchased totaling approximately $2.3 million under two new Note and Security Agreements with 10% cash down payment and financed over 36 months at interest rates ranging from 3.99% to 4.15%. During the third quarter of 2020, the Company financed vehicles totaling approximately $415,500 under a new Note and Security Agreement with 10% cash down payment and financed over 36 months at an interest rate of 4.15%. As of March 31, 2021 and December 31, 2020, the outstanding principal and accrued interest balance on the notes was approximately $1.7 million and $2.0 million, respectively.

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. As of March 31, 2021 and December 31, 2020, the outstanding balance on the Sutton line was approximately $393,742 and $426,155, respectively.

●	The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. As of March 31, 2021 and December 31, 2020, the outstanding balance on the Bancorp Bank line was approximately $843,626 and $248,934, respectively.

In March 2021, in connection with the acquisition of ten new vehicle franchises, pursuant to a credit agreement, dated March 4, 2021 (the Credit Agreement) entered into by and among the Company and Truist Bank, as Administrative Agent, Lender and Swingline Lender (in such capacities, “Truist”), the Company received floorplan financing from Truist (the “Truist Floorplan”). The Truist Floorplan provided floorplan financing which replaced the floorplan financing in place at each of the dealerships acquired, plus provides some floorplan financing for vehicles owned by LMP Finance. The Truist Floorplan matures on March 4, 2023. All amounts borrowed pursuant to the Truist Floorplan accrue interest at the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% per annum. As of March 31, 2021 the balance of the Truist Floorplan was $53.7 million.

In connection with the acquisition of ten new vehicle franchises and the related real estate in March 2021, the Company entered into a term loan with Truist Bank for $101.3 million (the “Truist Loan”), and received $95.0 million, net of loan origination fees of $1.9 million. The term loan accrues interest at a rate per annum equal to the LIBOR Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) in effect from time to time. The principal amount of the term loans shall be repaid in monthly installment of $422,083 in each of the first 12 such monthly installments, increasing to $844,167 for each monthly installment thereafter. Each quarter, beginning with the fiscal quarter ending June 30, 2021, the Company is obligated to repay the Term Loans in an amount equal to 75% of the Company’s Consolidated Excess Cash Flow (as defined in the Credit Agreement) minus the amount of all voluntary prepayments in such fiscal quarter, which shall be reduced to 50% of the Company’s Consolidated Excess Cash Flow if the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 4.00:1.00. Further, the Company is obligated to pay not less than $10.9 million in respect of the term loan on or prior to September 4, 2021. The Term Loan matures on March 4, 2023.

Subject to certain exceptions, Automotive and its subsidiaries that are Floor Plan Borrowers pursuant to the Credit Agreement are jointly and severally liable for the obligations under the Credit Agreement, which are also guaranteed by certain of Automotive’s subsidiaries identified as Guarantors pursuant to the Credit Agreement and are secured by a first priority security interest in substantially all of Automotive’s, the Floor Plan Borrowers’ and the Guarantors’ assets.

The Credit Agreement contains financial covenants which require Automotive and its subsidiaries to maintain (i) a Consolidated Leverage Ratio of no greater than 6.00:1.00 until December 31, 2021, and thereafter, 5.00:1.00, (ii) a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20:1.00 and (iii) a Consolidated Trust Equity Percentage (as defined in the Credit Agreement) of at least 20%, in each case, tested quarterly.

The Credit Agreement also includes a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Company, the Floor Plan Borrowers and the Guarantors to:

●	incur additional indebtedness;

●	incur liens on assets;

●	engage in mergers or consolidations or fundamental changes;

●	make investments, loans and advances, including acquisitions;

●	pay dividends and distributions or repurchase capital stock;

●	dispose of assets;

●	enter into certain transactions with affiliates;

●	enter into certain agreements that would restrict the ability to incur liens on assets;

●	enter into sale leaseback transactions;

●	enter into certain hedging transactions;

●	amend organizational documents and other material contracts;

●	change fiscal periods; and

●	amend the documents governing the Beckley, Fuccillo and Bachman acquisitions described herein.

The aforementioned restrictions are subject to certain exceptions including (i) the ability to incur additional indebtedness, liens, investments and dividends and distributions, subject, in each case, to compliance with certain financial metrics and/or certain other conditions and (ii) a number of other traditional exceptions that grant the Company continued flexibility to operate and develop its business.

The Credit Agreements also include customary affirmative covenants, representations and warranties and events of default. In addition, the Company is required to maintain $10.9 million in restricted certificate of deposit accounts until September 4, 2021, when these funds will be applied against the then outstanding principal balance. Total unpaid principal and accrued interest due under the Truist Loan was $96.9 million and $234,000, respectively, as of March 31, 2021.

In total, the Company had an outstanding principal and accrued interest balance in the floorplan, vehicle financing and notes payable of approximately $152.3 million and $2.7 million as of March 31, 2021 and December 31, 2020, respectively.

Note 15 - Contingencies

The Company is subject to asserted claims and liabilities that arise in the ordinary course of business. The Company maintains third-party insurance to mitigate potential losses from these actions. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the Company’s financial position or results of operations.

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021.

Note 16 - Equity

In February 2020, the Company completed a secondary public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share, and warrants to purchase shares of common stock (“2020 Warrants”). Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received, after underwriting fees and offering expenses, were approximately $17.3 million and are accounted for as compensation to underwriters and considered equity classified.

In February 2020, as part of its asset purchase agreement, the Company issued 33,183 shares of common stock valued at a price of $14.69 per share, or $487,454.

During the three months ended March 31, 2021, the Company issued 942 shares of common stock in connection with the cashless exercise of 1,305 underwriter 2020 Warrants with exercise prices of $6.25 per share. The underwriter 2020 Warrants were granted in connection with the Company’s IPO.

During the three months ended March 31, 2021, the Company issued 5,000 shares of common stock in exchange for $19,490 in connection with the exercise of options to purchase 3,000 and 2,000 shares of common stock at exercise prices of $3.33 and $4.75, respectively.

During the three months ended March 31, 2021, the Company issued 23,462 shares of common stock to its Chief Operating and Chief Financial Officer in connection with the cashless exercise of 20,000 options each, respectively, at exercise prices of $8.21 and $7.50, respectively.

In February 2021, the Company issued 20,100 shares of Series A Convertible Preferred Stock in exchange for proceeds of approximately $20.1 million ($18.7 million, net) and warrants (“2021 Warrants”) to purchase up to 861,429 shares of common stock at a strike price of $21.00 pursuant to a Securities Purchase Agreement. Currently the shares of common stock issuable upon conversion of the Series A Preferred Stock or the exercise of the related 2021 Warrants would be restricted under Rule 144 of the Securities Act of 1933, as amended.

Conversion rights

Each share of Series A Preferred Stock is convertible at the option of the holder into shares of common stock at any time after the date of issuance. The number of shares of common stock to be issued in the event of a conversion is determined by dividing the stated value of $1,000 by the conversion price of $17.50, subject to adjustments. As of March 31, 2021 Series A Preferred Stock is convertible to 1,148,571 share of common stock.

Dividends

Holders of the Series A Preferred Stock (the “Holders”) are entitled to receive dividends equal to common stock on an as-converted basis as if such dividends are paid on shares of the common stock.

Liquidation Preference

Upon liquidation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, the same amount that a holder of common stock would receive if the Series A Preferred Stock were fully converted to common stock without preference.

Voting Rights

Holders of Series A Preferred Stock have no voting rights. The Company cannot alter the preferences or rights of the Holders or increase the number of authorized shares of Preferred Stock without a majority approval from the Holders of Series A Preferred Stock.

Note 17 - Stock Options

As of March 31, 2021 and 2020, the Company had $1,161,781 and $138,589, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2026. The Company recognizes forfeitures as they occur. Share-based compensation expense was $169,042 and $79,022, respectively, for the three months ended March 31, 2021 and 2020. The weighted average remaining contractual term for the outstanding options as of March 31, 2021 and December 31, 2020 was 2.69 and 2.84 years, respectively.

Stock option activity for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Avg. Exercise
	Shares	Price
Outstanding as of December 31, 2020	371,500	$7.97
Options granted	40,000	17.35
Options exercised	(45,000)	7.42
Options forfeited or expired	(39,500)	-
Outstanding as of March 31, 2021	327,000	$7.12
Vested as of March 31, 2021	200,169	$4.62
Expected to vest as of March 31, 2021	126,831	$10.62

Note 18 - Purchase Warrants

Common stock purchase warrant activity for the three months ended March 31, 2021 is as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding as of December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	(3,268)	6.25
Exercised	(70,664)	8.46
Outstanding as of December 31, 2020	77,068	$10.65
Issued	861,429	21.00
Cancelled	-	-
Exercised	(1,305)	6.25
Outstanding as of March 31, 2021	937,192	$20.17

In connection with the Company’s IPO in December 2019, the Company granted warrants (“2019 Warrants”) to purchase 115,000 shares of its common stock  at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted 2020 Warrants to purchase 36,000 shares of its common stock at $20.00 per share to its underwriters.

In February 2021, the Company issued 2021 Warrants to purchase 861,429 shares of common stock with an exercise price of $21.00 to the purchasers of its Series A Preferred Stock.

During the three months ended March 31, 2021, 1,305 2020 Warrants to purchase shares at $6.25 per share were exercised in a cashless conversion for 942 shares of common stock.

Note 19 - Earnings per Share

We compute net loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. Shares of our Series A preferred stock are considered participating securities because these awards contain a non-forfeitable right to dividends. Under the two-class method, undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net income attributable to common shareholders.

Additionally, in accordance with ASC 480, Distinguishing Liabilities from Equity, the increase in the redemption value for the noncontrolling interest of one of our acquisitions reduces income attributable to common shareholders.

Basic earnings per common share are computed by dividing net income or loss attributable to common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share are computed by dividing the net income attributable to common shareholders by the diluted weighted average common shares outstanding. The dilutive effect of outstanding stock options is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options, would be used to purchase common stock at the average market price for the period. The assumed proceeds include the purchase price the optionee pays, the windfall tax benefit that we receive upon assumed exercise and the unrecognized compensation expense at the end of each period.

The calculation of basic earnings per common share and diluted earnings per share is summarized below as follows:

	Three Months Ended March 31,
	2021	2020
Calculation of income for Basic earnings per share:
Net loss attributable to LMP Automotive Holdings	$(1,668,504)	$(1,720,188)
Change in noncontrolling interest redemption value	(6,361,033)	-
Net loss attributable to common shareholders	(8,029,537)	(1,720,188)

Weighted average shares of common stock outstanding, basic	10,040,542	9,326,054
Basic net loss per share	$(0.80)	$(0.18)

Calculation of income for diluted earnings per share:
Net loss attributable to common shareholders	$(8,029,537)	$(1,720,188)

Weighted average shares of common stock outstanding, basic	10,040,542	9,326,054

	10,040,542	9,326,054
Diluted net loss per share	$(0.80)	$(0.18)

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive. The number of shares that could potentially become antidilutive in the future was 2,285,932 and 389,870 for March 31, 2021 and 2020, respectively.

Note 20 - Segments

Certain financial information on segment revenues is as follows:

	Three months ended March 31,
	2021	2020
New vehicle retail	$15,925,296	$-
Used vehicle retail	7,749,213	95,560
Used vehicle wholesale	2,665,602	541,900
Finance and insurance, net	1,325,197	-
Service, body and parts	1,928,827	-

Fleet and other	3,421,788	4,712,253
	$33,015,923	$5,349,713

Segment net loss – Retail & Fleet	$(1,668,504)	$(1,720,188)

Note 21 - Subsequent Events

On April 1, 2021, the Company entered into two dealership Asset Purchase Agreements, each effective as of March 31, 2021, for the acquisition of the assets of a Chrysler Jeep dealership in White Plains, New York and the acquisition of the assets of a Chrysler Jeep dealership located in Yonkers, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $24,500,000. The acquisition is subject to certain customary conditions, as set forth in each agreement. Up to 25% of the purchase price for each acquisition may be paid, at the Company’s election, with restricted shares of the Company’s common stock. The Company   anticipates consummating the acquisition   during the third quarter of 2021.

In April 2021, the Company issued 12,000 shares of common stock in exchange for $47,060 in connection with the exercise of options with exercise prices of $3.33 and $4.75 per share.

On May 5, 2021, the Company closed on the acquisition of assets related to the ownership and operation of the Hometown Subaru Motor Vehicle West Virginia (“Subaru”), as contemplated by that certain Asset Purchase Agreement, dated as of August 28, 2020, by and among the Company, Beckley Buick-GMC Auto Mall, Inc., King Coal Chevrolet Co., Hometown Preowned Vehicles, Inc. and the other parties thereto. The consideration paid by the Company for Subaru was approximately $3.2 million in cash. This acquisition by the Company complements its growth and expansion into the West Virginia marketplace. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to Subaru information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2021.

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

Business Overview

LMP Automotive Holdings, Inc. (“LMP,” the “Company,” or “we”) was formed as a Delaware corporation on December 15, 2017. Samer Tawfik, our founder, Chairman, President and Chief Executive Officer, and Acting Chief Financial Officer, contributed one hundred percent (100%) of the equity interests in each of LMP Motors.com, LLC and LMP Finance, LLC to the Company in December 2017, and in January 2018, 601 NSR, LLC and LMP Automotive Holdings, LLC made the Company their sole member. We refer to these transactions as the reorganization. As a result of the reorganization, the Company now owns one hundred percent (100%) of the equity in each of these four entities. LMP Motors.com, LLC currently operates our automobile sales business. LMP Finance, LLC currently operates our rental and subscription business. 601 NSR, LLC and LMP Automotive Holdings, LLC were formed to enter into future potential strategic acquisitions, however, 601 NSR, LLC is inactive.

In March 2021, LMP Automotive Holdings, Inc. acquired a majority interest in ten new vehicle franchises through its wholly-owned subsidiaries LMP Grande 001 Holdings, LLC, LMP Beckley 001 Holdings, LLC, LMP Beckley 002 Holdings, LLC and LMP Greeneville 001 Holdings, LLC and purchased a 100% interest in the related real estate at five of the dealerships through LMP Automotive Holdings, LLC.

Through our subsidiaries, we currently offer our customers the opportunity to buy, sell, lease, and subscribe for, and obtain financing for automobiles both online and in person.

With the acquisition of majority ownership in ten new vehicle franchises and an automobile leasing company, we have transformed our business model from our previous “Buy, Subscribe, Sell and Repeat” model and have expanded into a Franchised dealership model that includes our prior offerings plus all the offerings of franchised dealership operations including automobile sales, service, financing and warranty products.

Our platform is designed to streamline the automobile transaction value chain by digitizing a substantial part of the sales and transaction process. We believe this will enhance the consumer experience by creating operational efficiencies that are designed to improve our financial and business performance. We also intend to centralize sales, title, tag, finance, insurance, and logistics operations, to create additional financial and operational benefits, as well as a positive consumer experience. We believe that bringing more of the vehicle shopping and transaction experience online will provide consumers with a broader range of purchase, rental and subscription options while eliminating time spent in negotiation and haggling. Currently, we offer sales, leasing and subscriptions of pre-owned and new automobiles along with the associated financing and insurance products. In addition, we provide service and body shop work and sales of accessories and automotive parts.

Management believes that the unprecedented demand for new and used vehicles as a result of a combination of the pent-up demand caused by the COVID -19 pandemic and OEM shutdowns has created extreme volatility in vehicles prices and presents abnormal downside risk to value when supply normalizes. We have chosen to limit our pre-owned vehicle inventory and order new vehicles as noted above to mitigate the risk of a material inventory impairment in 2021 and beyond as well as conserve cash for our anticipated closings of certain of our contracted acquisitions.

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

Revenue on sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within Vehicle Sales Revenues and Vehicle Sales Cost of Revenues in the condensed consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

New Retail Vehicle and Used Retail Vehicle Revenues

Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectability is probable, and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state law

The Company collects sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale. These taxes are accounted for on a net basis and are not included in sales or cost of sales.

Service, Body and Parts Revenues

Revenue from service, body and parts are recognized upon the transfer of control of the parts or service to the customer. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale and are not significant.

Finance and Insurance, net

Revenue from finance and insurance are recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. Charge-back reserves totaled $43,039 as of March 31, 2021 and is recorded in other current liabilities on the consolidated balance sheet.

As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset, and accordingly revenue from finance and insurance sales is net of costs.

Fleet and Other Revenue

Revenues from fleet and other consists of revenue from subscription, sales-type and operating leases, and dealer fees.

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

Leasing Revenue

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

Dealer Fees

Dealer fees are earned primarily in connection with retail sales of new or used vehicles and are recorded at the same time as the retail sale. These consist of the standard dealer fees charged with each transaction.

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of March 31, 2021 or December 31, 2020.

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

Per Share Information

We compute net loss per share in accordance with FASB ASC 260 Earnings per Share. FASB ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement.

Basic EPS is computed by dividing net income/(loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist of cash, prepaid expenses, net investments in sales-type leases, payables, accrued expenses and notes payable. Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. We consider the carrying values of our financial instruments in the condensed consolidated financial statements to approximate fair value, due to their short-term nature and due to market interest rates.

Inventory

Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the first-in, first out method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories as of March 31, 2021 and December 31, 2020 are recorded based on perpetual inventory records.

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

Leases

We adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments. The adoption of the new lease standard had a significant impact on our consolidated balance sheets but did not have a significant impact on the classification of our leases or a material impact on our consolidated statements of operations and liquidity.

To calculate our lease liability, we make certain assumptions related to lease term and discount rate. For lease terms, we evaluate renewal options. When available, we use the rate implicit in the lease to discount lease payments to present value. However, our leases do not provide a readily determinable implicit rate.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses of Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This guidance was to be effective for reporting periods beginning after December 15, 2019, with early adoption permitted. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates, which deferred the effective dates for the Company, as a smaller reporting company, until fiscal year 2023. The Company currently plans to adopt the guidance at the beginning of fiscal year 2023. The Company is continuing to assess the impact of the standard on its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

The Company early adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on a modified retrospective basis to financial instruments outstanding on January 1, 2021. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. There was no impact on accumulated deficit or other components of equity on the date of adoption because there were no convertible instruments outstanding at the time of adoption. The Company applied the update in determining the appropriate accounting for the preferred stock and 2021 Warrants issued during the quarter. See note 16 – Equity.

The Company accounts for the 2021 Warrants as liability-classified instruments based on an assessment of the specific terms of the 2021 Warrants with the applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the 2021 Warrants require classification as a liability pursuant to ASC 480 and meet the requirements for equity classification under ASC 815, including whether the 2021 Warrants are indexed to the Company’s own equity and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification.

Warrants that meet all of the criteria for equity classification are initially measured at fair value or relative fair value, depending on the circumstances, and are recorded as a component of additional paid-in capital at the time of issuance, and are not subsequently remeasured. Warrants that do not meet all the criteria for equity classification are recorded at their initial fair value as a liability on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a gain or loss on the statements of operations.

The Company accounts for the warrants in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

We generated revenues of $33.0 million for the three months ended March 31, 2021 as compared with revenues of $5.3 million during the three months ended March 31, 2020, an increase of $27.7 million. The revenue was generated from sales of new and used vehicles totaling $26.3 million, finance and insurance products totaling $1.3 million, service, body shop and parts sales totaling $1.9 million, and fleet and other totaling $3.4 million. The increase was the result of the acquisition of ten new vehicle franchises which generated $28.9 million in revenue in March 2021.

Cost of Revenues

We incurred total cost of sales of $27.0 million for the three months ended March 31, 2021 as compared to $4.8 million for the three months ended March 31, 2020. Cost of revenues consisted of the cost of vehicles sold totaling $24.0 million, and the cost of parts and service body shop costs totaling $1.1 million, and fleet and other totaling $1.9 million. These costs resulted in a gross profit of $6.0 million or, 18.2%, for the three months ended March 31, 2021, as compared to a gross profit of approximately $500,000 or 9.3% for the three months ended March 31, 2020. The increase was the result of the acquisition of ten new vehicle franchises which increased cost of revenues by $23.9 million.

Depreciation and Amortization

We recognized depreciation and amortization of $207,841 for the three months ended March 31, 2021 as compared to $78,434 for the three months ended March 31, 2020, an increase of $129,407.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $7.9 million during the three-month period ended March 31, 2021 as compared with $2.1 million for the three months ended March 31, 2020. The increase resulted from the Company’s acquisition of ten new vehicle franchises which increased selling, general and administrative expenses by $5.8 million. In addition, the Company incurred acquisition related expenses of approximately $1.3 million and one-time charges of $1.4 million in fees associated with our stock offering during three months ended March 31, 2021.

Net Losses

We had net losses attributable to controlling interest of $1.7 million for the three months ended March 31, 2021 as compared to a net loss of $1.7 million for the three months ended March 31, 2020 for the reasons described above. Net loss per share was $0.80 and $0.18, respectively, for the three months ended March 31, 2021 and 2020 based upon weighted average common shares outstanding of 10,040,542 and 9,326,054, respectively.

Non-GAAP Financial Measures

We have provided certain non-GAAP financial measures, including EBITDA, Adjusted EBITDA and Vehicle Sales Margins, to supplement the financial results that are prepared in accordance with U.S. GAAP. Management uses these financial metrics internally in analyzing our financial results to assess operational performance and to determine our future capital requirements. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared in accordance with GAAP. We believe that both management and investors benefit from referring to these financial metrics in assessing our performance and when planning, forecasting, and analyzing future periods. We believe these financial metrics are useful to investors and others to understand and evaluate our operating results and it allows for a more meaningful comparison between our performance and that of our competitors. Our use of EBITDA, Adjusted EBITDA and Vehicle Sales Margins have limitations as analytical tools, and you should not consider these performance measures in isolation from or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, you should consider these financial metrics along with other financial performance measures, including total revenues, total gross profit and net loss presented in accordance with GAAP.

EBITDA

We define EBITDA as net loss before interest expense, income tax expense, depreciation (including fleet vehicles and inventory impairment) and amortization.

The following table provides a reconciliation of EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Three Months
	Ended March 31,
EBITDA	2021	2020	Change
Net loss	$(1,522,872)	$(1,720,188)	$197,316
Interest expense (1)	326,770	42,791	283,979
Depreciation and amortization	207,841	78,434	129,407
Fleet vehicle depreciation	124,089	228,763	(104,674)
Vehicle impairment	-	91,742	(91,742)
Adjusted EBITDA	$(864,172)	$(1,278,458)	$414,286

(1) Excludes floorplan interest

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, employee bonuses stock compensation, adjustments to warrant liability, acquisition expenses, consulting, legal and auditing expenses incurred in connection with the acquisitions during the quarter, and equity based compensation.

	For the Three Months
	Ended March 31,
Adjusted EBITDA	2021	2020	Change
EBITDA	$(864,172)	$(1,278,458)	$414,286
Employee bonuses & stock compensation	1,806,410	-	1,806,410
Adjustment in warrant liability	(947,572)	-	(947,572)
Acquisition expenses	1,258,488	-	1,258,488
Consulting, legal and auditing	519,283	-	519,283
Equity based compensation	169,042	-	169,042
Legal settlement	3,000	113,752	(110,752)
Adjusted EBITDA	$1,944,479	$(1,164,706)	$3,109,185

Vehicle Sales Margins

We calculate Vehicle Sales Margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of Vehicle Sales Margins to Vehicle Sales Revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Three Months
	Ended March 31,
Vehicle Sales Margin	2021	2020	Change
Vehicle sales	$26,340,111	$637,460	$25,702,651
Cost of vehicle sales	23,956,742	751,588	23,205,154
Gross profit (loss)	$2,383,369	$(114,128)	$2,497,497
Sales margin	9.0%	-17.9%	9.7%

As of March 31, 2021, we had an accumulated deficit of $17.7 million. We have sustained net losses since inception and have funded operations primarily through sales of our common stock and issuance of debt. As of March 31, 2021, we had $8.5 million in cash, and $10.9 million in restricted cash pursuant to our debt agreement. The net increase in cash of $15.4 million during the three months ended March 31, 2021 and net increase in cash of $11.5 million for the three months ended March 31, 2020 is due to the following activities:

Operating Activities

Net cash used in operating activities was $12.2 million as compared to net cash used of $5.0 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $7.2 million in net cash used in operating activities was primarily due to $14.2 million of vehicles purchased for sale or lease, an increase in accounts receivable and vehicles purchased for investment in sales-type lease contracts of $4.7 million, and the revaluation of redeemable 2021 Warrants of $947,572, offset by increases in prepaid expenses and other assets of $2.7 million, accounts payable of $3.4 million, other current and non-current liabilities of $6.3 million, and as a decrease in net loss of $197,316.

Investing Activities

Net cash used in investing activities was $140.0 million as compared to $573,305 for the three months ended March 31, 2021 and 2020, respectively. The increase in net cash used in investing activities was primarily due to the cash paid for new vehicle franchises and related real estate acquisitions.

Financing Activities

Net cash provided by financing activities was $167.7 million as compared to net cash generated of $17.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase of $150.6 million in net cash from financing activities was primarily due to cash received from the issuance of series A preferred stock and 2021 Warrants for an aggregate of $18.7 million, proceeds of $52.9 million from floorplan financing, and $95.0 million   from a term loan, net of discount, during the three months ended March 31, 2021 offset by proceeds received during the first quarter of 2020 from issuing common stock of $17.3 million.

Use of Cash and Cash Requirements

During the first quarter of 2021, the Company financed the acquisition of a controlling interest in ten new vehicle franchises and an automotive leasing company totaling $143.6 million through the issuance of 20,100 shares of series A preferred stock and 2021 Warrants for an aggregate of $18.7 million, proceeds of $52.9 million from floorplan financing, and $95.0 million   from a term loan, net of discount.

The Company intends to finance acquisitions with a mixture of debt and equity offerings, including private seller debt.

Sources of Capital

In February 2020, we completed a follow-on public offering, selling 1,200,000 shares of common stock at an offering price of $16.00 per share. Aggregate gross proceeds from the offering were approximately $19.2 million, and net proceeds received after underwriting fees and offering expenses were approximately $17.3 million.

In February 2021, the Company received $18.7 million, net of fees, in exchange for the issuance and sale of 20,100 shares of Series A Preferred Stock, convertible into shares of common stock at a conversion price of $17.50 per share, and 2021 Warrants to purchase 861,429 shares of the Company’s common stock at an exercise price of $21.00 per share.

In March 2021, the Company received approximately $ 95.0 million, net of discount, from a term loan and floorplan financing of $53.7 million from Truist Bank.

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

With respect to the quarter ended March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, our Chairman, President and Chief Executive Officer, who is also our Acting Chief Financial Officer, has concluded that our disclosure controls and procedures are not effective as of March 31, 2021 because of a material weakness in internal control over financial reporting, as described below.

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

Changes in Internal Controls over Financial Reporting

Management has determined that a material weakness exists as it relates to the Company’s internal control over financial reporting in its corporate accounting department. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the quarter ended March 31, 2021, the Company, which was experiencing significant growth and turnover in personnel, failed to maintain a sufficient complement of experienced personnel to execute their responsibilities with respect to internal control over financial reporting. Specifically, the Company did not complete a risk assessment to appropriately design controls in response to the risk of misstatement relating to the complex accounting and reporting requirements associated with the acquisitions and related financing transactions.

To address this weakness the Company has taken the following actions to date:

-	engaged an executive search firm to recruit a permanent Chief Financial Officer;
-	enlisted an executive services agency to provide interim Chief Financial Officer services and accounting support; and
-	augmented its internal accounting staff using contract personnel to address the lack of sufficient experienced personnel to account for the acquisitions and related financing transactions.

In March 2021, the Company completed the acquisition of several new vehicle franchises which has been excluded from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021. These acquisitions represented $173.4 million of assets and $29.4 million of revenues as of and for the quarter ended March 31, 2021, of our consolidated financial statements. These acquisitions will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2022.

Management continually evaluates the internal control environment and will implement controls when needed to ensure there are no weaknesses that will likely materially affect the Company’s internal control over financial reporting and will reassess the control environment at the end of the second quarter of 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021.

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

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Samer Tawfik
By:	Samer Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	June 29, 2021

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document