Form 10-Q
period 2021-06-30
LMP Automotive Holdings, Inc.
filed 2021-08-16
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 16, 2021, there were 10,087,336 shares of common stock, $0.00001 par value per share and 20,100 shares of Series A Preferred stock, $0.00001 par value, issued and outstanding.

i

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:
Cash	$13,491,028	$3,935,726
Restricted cash	10,850,000	-
Accounts receivable	13,048,438	515,761
Inventories	61,263,766	8,498,089
Net investment in sales-type leases	5,403,823	11,743,576
Other current assets	1,362,258	719,760
Total current assets	105,419,313	25,412,912

Land	25,170,700	435,700
Property, equipment and leasehold improvements, net	31,007,801	3,781,119
Intangible assets, net	914,968	1,110,823
In place leases	538,200	-
Right of use asset	7,024,310	422,501
Franchise rights	19,500,000	-
Tradenames	4,600,000	-
Goodwill	28,488,485	-
Deposits held in escrow for acquisitions	100,000	3,250,000
Other assets	49,177	-
TOTAL ASSETS	$222,812,954	$34,413,055

LIABILITIES:
Accounts payable	$8,113,345	$273,835
Vehicle floorplan financing	38,045,400	-
Premium finance contract	182,323	543,098
Operating lease liability, current portion	875,378	181,437
Vehicle financing and notes payable, current portion	1,826,961	723,798
Bank term loan, current portion	17,843,106	-
Income taxes payable	629,201	-
Other current liabilities	9,162,708	1,333,235
Total current liabilities	76,678,422	3,055,403

Vehicle financing and notes payable, net of current portion	2,989,396	1,929,447
Bank term loan, net of current portion	79,243,238	-
Deferred compensation liability	8,788,590	-
Warrant liability	5,806,031	-
Operating lease liability, net of current portion	6,183,052	283,716
Other noncurrent liabilities	295,563	-
TOTAL LIABILITIES	179,984,292	5,268,566

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interests	10,914,996	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 1,000,000 shares authorized, 20,100 and nil shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	12,878,354	-
Common stock, $0.00001 par value; 29,000,000 shares authorized; 10,087,336 and 10,029,040 shares issued, and 9,927,683 and 9,869,387 shares outstanding at June 30, 2021 and December 31, 2020, respectively	101	101
Additional paid-in capital	38,045,082	45,318,891
Treasury stock at cost, 159,653 shares at June 30, 2021 and December 31, 2020	(758,352)	(758,352)
Non-controlling interest in consolidated subsidiaries	1,471,699	-
Accumulated deficit	(19,723,218)	(15,416,151)
Total shareholders’ equity	31,913,666	29,144,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,812,954	$34,413,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
New vehicle retail	$70,682,739	$-	$86,608,035	$-
Used vehicle retail	31,774,745	1,077,481	39,523,958	1,173,041
Used vehicle wholesale	20,258,677	1,505,920	22,924,279	2,047,820
Finance and insurance, net	4,666,221	-	5,991,418	-
Service, body and parts	9,669,150	-	11,597,977	-
Fleet and other	2,980,227	5,132,363	6,402,015	9,844,616
Total revenues	140,031,759	7,715,764	173,047,682	13,065,477

Cost of sales:
New vehicle retail	61,528,999	-	75,981,585	-
Used vehicle retail	28,164,890	1,040,928	35,217,634	1,130,533
Used vehicle wholesale	18,051,829	1,483,389	20,503,241	2,145,372
Service, body and parts	5,163,500	-	6,304,023	-
Fleet and other	696,477	3,804,883	2,616,636	7,903,085
Total cost of sales	113,605,695	6,329,200	140,623,119	11,178,990

Gross profit	26,426,064	1,386,564	32,424,563	1,886,487

Selling, general and administrative	24,541,123	955,785	32,425,361	3,054,671
Depreciation and amortization	338,665	143,094	546,506	221,528

Operating income (loss)	1,546,276	287,685	(547,304)	(1,389,712)
Floorplan interest expense	(223,078)	-	(273,172)	-
Other interest expense, net	(1,070,902)	(71,583)	(1,397,672)	(114,374)
Other expense	(956,371)	-	(8,799)	-

Income (loss) before income taxes	(704,075)	216,102	(2,226,947)	(1,504,086)
Income tax provision	629,201	-	629,201	-
Net income (loss)	(1,333,276)	216,102	(2,856,148)	(1,504,086)

Net income attributable to noncontrolling interest	(658,381)	-	(804,013)	-

Net income (loss) attributable to LMP Automotive Holdings	$(1,991,657)	$216,102	$(3,660,161)	$(1,504,086)

Calculation of income (loss) for earnings per share:
Net income (loss) attributable to LMP Automotive Holdings	$(1,991,657)	$216,102	$(3,660,161)	$(1,504,086)
Change in noncontrolling interest redemption value	(2,202,190)	-	(8,563,223)	-
Net income (loss) attributable to common shareholders	$(4,193,847)	$216,102	$(12,223,384)	$(1,504,086)

Basic net income (loss) per share	$(0.42)	$0.02	$(1.21)	$(0.16)
Diluted net income (loss) per share	$(0.42)	$0.02	$(1.21)	$(0.16)

Weighted average shares of common stock outstanding, basic	10,086,545	9,924,506	10,063,671	9,625,280
Weighted average shares of common stock outstanding, diluted	10,086,545	9,924,506	10,063,671	9,625,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2021
	Preferred Stock		Common Stock		Paid in	Treasury	Non-Controlling	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance at December 31, 2020	-	$-	10,029,040	$101	$45,318,891	$(758,352)	$-	$(15,416,151)	$29,144,489

Common stock issued for cashless warrant exercises	-	-	942	-	-	-	-	-	-

Common stock issued for cashless option exercises	-	-	23,462	-	-	-	-	-	-

Issuance of preferred stock									-

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(5,705,209)	-	-	(771,557)	(6,476,766)

Common stock issued for options exercised for cash	-	-	5,000	-	19,490	-	-	-	19,490

Convertible preferred stock issued for cash	20,100	12,878,354	-	-	-	-	-	-	12,878,354

Common stock issued for acquisitions	-	-	16,892	-	304,394	-	-	-	304,394

Noncontrolling interest in consolidated entities	-	-	-	-	-	-	1,261,118	-	1,261,118

Share based compensation	-	-	-	-	169,042	-	-	-	169,042

Net income (loss)	-	-	-	-	-	-	29,899	(1,552,771)	(1,522,872)

Balance at March 31, 2021	20,100	$12,878,354	10,075,336	$101	$40,106,608	$(758,352)	$1,291,017	$(17,740,479)	$35,777,249

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(2,210,853)	-	-	(479,330)	(2,690,183)

Noncontrolling interest in consolidated entities	-	-	-	-	-	-	10,549	-	10,549

Share based compensation	-	-	-	-	102,267	-	-	-	102,267

Common stock issued for options exercised for cash	-	-	12,000	-	47,060	-	-	-	47,060

Net income (loss)	-	-	-	-	-	-	170,133	(1,503,409)	(1,333,276)

Balance at June 30, 2021	20,100	$12,878,354	10,087,336	$101	$38,045,082	$(758,352)	$1,471,699	$(19,723,218)	$31,913,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Six Months Ended June 30, 2020
	Preferred Stock		Common Stock		Paid in	Treasury	Non- Controlling	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance at December 31, 2019	-	$-	8,691,322	$87	$27,106,058	$(658,350)	$-	$(10,600,358)	$15,847,437

Issuance of shares for cash	-	-	1,200,000	12	17,328,565	-	-	-	17,328,577

Issuance of shares for purchase of assets	-	-	33,183	-	487,454	-	-	-	487,454

Share based compensation	-	-	-	-	79,022	-	-	-	79,022

Net loss	-	-	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance at March 31, 2020	-	$-	9,924,505	$99	$45,001,099	$(658,350)	$-	$(12,320,546)	$32,022,302

Share based compensation	-	-	-	-	(34,536)	-	-	-	(34,536)

Net income	-	-	-	-	-	-	-	216,102	216,102

Balance at June 30, 2020	-	$-	9,924,505	$99	$44,966,563	$(658,350)	$-	$(12,104,444)	$32,203,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,856,148)	$(1,504,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,050,168	584,500
Share based compensation	271,309	44,486
Revaluation of redeemable warrants	(8,615)	-
Principal collections on investment in sales-type lease contracts	1,851,254	486,146
Amortization of debt discount	330,446	-
Amortization of right of use asset	(8,631)	1,921
Interest accrued on vehicle financing and notes payable	-	15,328
(Increase) Decrease in assets:
Accounts receivable	(12,532,677)	(711,960)
Vehicles purchased for investment in sales-type lease contracts	4,488,499	(8,556,087)
Inventories	(8,033,742)	4,154,899
Prepaid expenses and other assets	2,949,583	421,661
Increase (Decrease) in liabilities:
Accounts payable	7,839,510	1,762,959
Other current & noncurrent liabilities	15,914,809	(52,236)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,255,765	(3,352,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(299,664)	(58,468)
Acquisitions, net of cash acquired	(144,394,050)	-
Additions to intangible assets	-	(557,028)
NET CASH USED IN INVESTING ACTIVITIES	(144,693,714)	(615,496)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received from issuance of common stock	66,550	17,328,577
Proceeds from issuance of preferred stock	14,285,354	-
Payment of fees for the issuance of preferred stock	(1,407,000)	-
Proceeds from redeemable warrants	5,814,646	-
Proceeds from the sale of noncontrolling interest	550,000	-
Proceeds received from related party	500,000	-
Payment to related party	(500,000)	-
Distributions to redeemable noncontrolling interests	(416,302)	-
Proceeds received from term loan, net of debt discount	98,022,148	-
Payments on term loan	(1,266,250)	-
Payments on insurance premium financing	(360,775)	-
Proceeds received from vehicle financing	37,031,029	-
Proceeds from vehicle financing and notes payable	3,082,958	-
Repayments of vehicle financing and notes payable	(1,559,107)	(2,218,229)
NET CASH PROVIDED BY FINANCING ACTIVITIES	153,843,251	15,110,348

NET INCREASE IN CASH & RESTRICTED CASH	20,405,302	11,142,383

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	3,935,726	6,508,055

CASH & RESTRICTED CASH, END OF PERIOD	$24,341,028	$17,650,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$993,519	$99,047

Issuance of common stock for acquisitions	$304,394	$-

Accrued share commitment liability	$320,606	$-

Acquisition holdback due to Seller	$85,000	$-

Purchase of software license for debt and equity	$-	$823,994

Purchase of vehicles for debt and equity	$-	$5,973,466

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

During the first six months of 2021, Automotive, through LMP Automotive, acquired majority interests in 11 new vehicle franchises, comprising of 7 new dealership locations. Automotive, through LMP Finance, also acquired a majority interest in LTO Holdings, LLC, a Connecticut based automotive leasing company with an associated collision center. These acquisitions transformed the Company, enabling us to offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle, including new and used vehicles, finance and insurance products and automotive repair and maintenance.

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

On March 9, 2021, LMP Finance, acquired a 51% interest in LTO Holdings, LLC for consideration of cash and 16,892 shares of common stock with a future committed value of $625,000. As of June 30, 2021, the future committed value totaled approximately $338,000 and is recorded in other current liabilities in the condensed consolidated balance sheet.

On March 23, 2021, the Company completed the acquisition of Bachman-Bernard Chevrolet-Buick-GMC-Cadillac, along with its associated real estate.

On May 5, 2021, the Company completed the acquisition of Hometown Subaru in West Virginia, which is a dealership related to the March 3, 2021 acquisitions of Beckley Buick GMC, King Coal Chevrolet, Hometown Kia, Princeton Pre-owned, Lewisburg Pre-owned and Summerville Pre-Owned.

The aggregate purchase price of these acquisitions totaled $148.6 million consisting of cash and other consideration (see Note 5 below), subject to adjustment based on net working capital or inventory amounts as of the closing dates of the respective acquisitions. The Company used borrowings under its $192.0 million credit facility for these targeted transactions. Transaction and integration costs related to the acquisitions totaled approximately $1.3 million and are included in selling, general and administrative expenses in the consolidated statement of operations.

The allocations of the purchase price for these acquisitions are preliminary. The allocations will be revised during the one year allocation period as management obtains additional information about the estimated fair values of the acquired assets, identification and quantification of assumed liabilities and finalization of working capital amounts related to these acquisitions.

Principles of Consolidation

These condensed consolidated financial statements include the amounts of Automotive and its subsidiaries, collectively referred to as the “Company.” All significant intercompany balances and transactions are eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and has an accumulated deficit of approximately $19.7 million as of June 30, 2021. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and to produce positive margins.  The Company completed an initial public offering (“IPO”) in December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million. The Company completed a Securities Purchase Agreement (“SPA”) in connection with a February 2021 private placement to help facilitate business growth and dealership acquisitions. The Company received net proceeds of approximately $18.7 million from the issuance of Series A convertible preferred stock and warrants (“Series A Preferred Stock” and “2021 Warrants”, respectively).

Management plans to continue to obtain funding through 2021 for strategic dealership acquisitions.

Basis of Presentation

These accompanying condensed consolidated financial statements contain unaudited information as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable consist of amounts due from customers, financial institutions, manufacturers and insurance providers. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of June 30, 2021 and December 31, 2020. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information.

Inventories

Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the first-in, first out method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories as of June 30, 2021 and December 31, 2020 are recorded based on perpetual inventory records.

The Company launched its subscription business in 2018, at which time it started to depreciate the corresponding fleet inventory using a monthly rate of 1% of initial cost. Fleet vehicle depreciation was $379,573 and $134,000 for the three months ended June 30, 2021 and 2020, respectively, and $503,662 and $363,000 for the six months ended June 30, 2021 and 2020, respectively.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company has a reserve recorded for impairment to reflect inventory at net realizable value of $29,490 and $141,762 at June 30, 2021 and December 31, 2020, respectively.

Inventories consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
New vehicles	$16,647,447	$-
Used vehicles	29,540,160	4,320,444
Parts & accessories	1,857,161	-
Fleet vehicles	13,751,064	4,707,709
	61,795,832	9,028,153
Accumulated depreciation	(532,066)	(530,064)
Total inventories	$61,263,766	$8,498,089

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

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long lived and intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, and December 31, 2020, the fair value of these financial instruments, including cash and restricted cash, accounts receivable, notes receivable, net investment in sales-type leases, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions. Goodwill and intangible assets are valued using level 3 inputs, and contingent consideration is valued using level 2 inputs.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of June 30, 2021 the fair value of warrant liabilities is as follows:

Description	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liabilities	$-	$-	$5,806,031

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	March 31, 2021	February 25, 2021 (initial measurement)
Risk-free interest rate	.49%	.46%	.46%
Expected term (years)	3.2	3.4	3.5
Expected volatility	69%	58%	61%
Exercise Price	$21.00	$21.00	$21.00
Stock Price	$17.00	$16.63	$17.71
Dividend yield	0%	0%	0%

The following table presents the changes in the fair value of the warrant liability:

Warrant Liability
Fair value as of February 25, 2021	$5,814,646
Change in valuation inputs or other assumptions (1)	(947,572)
Fair value as of March 31, 2021	4,867,074
Change in valuation inputs or other assumptions (2)	938,957
Fair value as of June 30, 2021	$5,806,031

(1)	Changes in valuation inputs or other assumptions are recognized in other income, net in the statement of operations for the three months ended March 31, 2021.

(2)	Changes in valuation inputs or other assumptions are recognized in other income, net in the statement of operations for the three months ended June 30, 2021.

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

Finance and Insurance, net

Revenue from finance and insurance sales is recognized, net of estimated chargebacks, at the time of the sale of the related vehicle. Chargeback reserves totaled $79,128 and $0 as of June 30, 2021 and December 31, 2020, respectively, and is recorded in other current liabilities on the consolidated balance sheet.

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

The Company also receives a one-time, non-refundable payment as an activation fee to its vehicle subscription program. This fee is deferred and amortized to income monthly over the term of the subscription, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription. Subscription revenues are recognized over time based on the duration of the contract term with the customer. The amount of revenue recognized is calculated using an input method, which most closely depicts performance of the contracts. Our subscription liability balance was approximately $79,000 and $115,000 as of June 30, 2021, and December 31, 2020, respectively. The Company recognized approximately $43,000 and $83,000 of subscription revenue for the three months ended June 30, 2021 and 2020, respectively, and approximately $86,000 and $177,000 of subscription revenue for the six months ended June 30, 2021 and 2020, respectively, related to our subscription liability. Our subscription liability balance is included in other current liabilities on the consolidated balance sheet.

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

Our Retail & Fleet segment is comprised of our retail automotive locations that sell new vehicles manufactured by General Motors, Subaru and KIA Motors and Fleet leasing and sales. The franchises in each segment also sell used vehicles, wholesale vehicles, parts and automotive services, and automotive finance and insurance products.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $1,811,000 and $8,100 for the three months ended June 30, 2021 and 2020, respectively, and approximately $1,955,000 and $19,200 for the six months ended June 30, 2021 and 2020, respectively.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right of use asset and a lease liability, initially measured at the present value of the lease payments.

Under Topic 842, the Company applied a dual approach to all leases whereby the Company is a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, the Company records a right of use asset and a lease liability for all leases with a term greater than 12 months. Operating lease expense is recognized on a straight-line basis over the term of the lease.

The components of the right of use asset and lease liabilities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Operating lease right of use asset	$7,024,310	$422,501
Operating lease liability, current portion	$875,378	$181,437
Operating lease liability, net of current portion	$6,183,052	$283,716

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

In May 2021, one of the Company’s dealerships entered into two leases with an unrelated entity for the dealership premises with monthly rents of $30,000 and $5,000, respectively.

Total operating lease cost for the Company’s lease locations was approximately $207,000 and $96,700 for the three months ended June 30, 2021 and 2020, respectively, and approximately $282,000 and $193,400 for the six months ended June 30, 2021 and 2020, respectively.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, therefore for the leases beginning in 2021, the Company used the incremental borrowing rate.

Lease Cost

Operating lease cost related to right of use asset on the Plantation lease was approximately $0 and $96,700 for the three months ended June 30, 2021 and 2020, respectively, and approximately $0 and $193,400 for the six months ended June 30, 2021 and 2020, respectively. The discount rate was 2.63%. During July 2020, the Company purchased the facilities.

Operating lease cost related to right of use asset on the Fort Lauderdale lease was approximately $44,073 and $0 for the three months ended June 30, 2021 and 2020, respectively, and approximately $88,000 and $0 for the six months ended June 30, 2021 and 2020, respectively. The remaining term on the lease is 2.0 years. The discount rate was 3%.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

The Company early adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on a modified retrospective basis to financial instruments outstanding on January 1, 2021. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. There was no impact on accumulated deficit or other components of equity on the date of adoption. As a result, there were no convertible instruments outstanding at the time of adoption and the Company applied the update in determining the appropriate accounting for the preferred stock and 2021 Warrants issued during the quarter. See Note 17 – Equity.

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

Note 5 - Acquisitions

Beckley Acquisitions – March 2021

On March 3, 2021, through majority owned subsidiaries, the Company acquired a group of West Virginia dealerships and related real estate for a purchase price totaling approximately $43.4 million with $41.6 million in cash and $1.8 million in rollover equity in certain subsidiaries. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The dealerships operate under sales and service agreements with Buick-GMC, Chevrolet, and Kia. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealerships have been included in the Company’s financial statements since the date of acquisition. The fair value of the net assets acquired was approximately $43.4 million. The Company incurred $478,000 in acquisition costs, which were recognized in general and administrative expense within the consolidated statements of operations.

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

Net Assets Acquired – March 2021 Beckley acquisitions

Assets acquired
New vehicles	$11,464,250
Used vehicles	8,493,404
Parts & accessories	560,092
Property & equipment	940,958
Real property	10,600,000
Operating leases right of use assets	3,066,886
Other assets	43,243
Franchise rights	8,200,000
Tradename	3,200,000
Goodwill	878,458
Total assets acquired	47,447,291

Liabilities assumed
Accrued personal property tax	23,143
Accrued vacation	94,803
We owes	21,272
Intransit floorplan liability	840,613
Operating lease liabilities	3,066,886
Total liabilities assumed	4,046,717
Net assets acquired	$43,400,574

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$62,393,271
Net income	$3,832,843

Beckley Subaru Acquisition – May 2021

On May 5, 2021, through a majority-owned subsidiary, the Company acquired a Subaru dealership in West Virginia for a purchase price totaling approximately $4.7 million as summarized in the table below. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The dealership operates under a sales and service agreement with Subaru. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealership have been included in the Company’s financial statements since the date of acquisition. The Company incurred $18,500 in acquisition costs, which were recognized in general and administrative expense within the consolidated statements of operations.

The following table summarizes the total consideration.

Cash	$4,388,680
Rollover equity	359,000
Total consideration	$4,747,680

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

Net Assets Acquired – May 2021 Beckley Subaru acquisition

Assets acquired
New vehicles	$594,058
Used vehicles	1,882,714
Property & equipment	654,872
Operating leases right of use assets	3,671,546
Other assets	205,471
Franchise rights	1,300,000
Tradename	300,000
Goodwill	45,081
Total assets acquired	8,653,742

Liabilities assumed
Accrued personal property tax	11,746
Accrued vacation	35,212
We owes	13,800
Assumed floorplan	173,758
Operating lease liabilities	3,671,546
Total liabilities assumed	3,906,062
Net assets acquired	$4,747,680

The fair value of the franchise rights was based on the excess earnings method. The fair value of the trade name was based on the relief from royalty method. The franchise rights and trade name are indefinite lived assets and not subject to amortization.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$6,566,102
Net income	$193,695

As a result of the Beckley Acquisitions in March 2021, the Company issued noncontrolling interests in two of its wholly-owned subsidiaries, LMP Beckley 001 Holdings, LLC (“001”) and LMP Beckley 002 Holdings, LLC (“002”), to the sellers of the Beckley Acquisitions. The noncontrolling interests represent 15% of the outstanding equity interests of 001 and 002 and totaled $1.8 million as of March 3, 2021. As a result of the Beckley Subaru Acquisition on May 5, 2021, an additional $359,000 of noncontrolling interest was issued to the sellers of Beckley Subaru. There were no additional changes in the outstanding equity interests of 001 and 002 from the Beckley Acquisitions through June 30, 2021.

The sellers and the Company agreed to both put options exercisable by the noncontrolling interest holders and call options exercisable by the Company for the remaining 15% minority interest based on a formulaic approach. In order to appropriately account for the classification of the redeemable noncontrolling interest outside of the permanent equity, an evaluation of the contracts and ASC 480 and ASC 815 was performed. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the condensed consolidated balance sheets.  As of June 30, 2021, the redemption value of the 15% noncontrolling interests was $10.9 million, based on the contractually-defined redemption values as of the balance sheet date.

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

The components of redeemable noncontrolling interests as of June 30, 2021 are as follows:

Beginning balance	$-
Noncontrolling interests issued in connection with all Beckley Acquisitions	2,164,000
Net income attributable to noncontrolling interests through June 30, 2021	604,075
Distributions to noncontrolling interests	(416,302)
Adjustments to redemption value through June 30, 2021	8,563,223
Ending balance, June 30, 2021	$10,914,996

A reconciliation of shareholders’ equity attributable to LMP Automotive Holdings, Inc., shareholders’ equity attributable to noncontrolling interests, and total shareholders’ equity as of June 30, 2021 is as follows:

Shareholders’ equity attributable to LMP Automotive Holdings, Inc.	$31,913,666
Shareholders’ equity attributable to noncontrolling interests	10,914,996
Total shareholders’ equity	$42,828,662

As of December 31, 2020, there was no shareholders’ equity attributable to noncontrolling interests.

Fuccillo Acquisition

On March 4, 2021, through majority owned subsidiaries, the Company acquired two Southwest Florida dealerships and related real estate for an aggregate purchase price of $79.3 million in cash. The dealerships operate under sales and service agreements with KIA Motors America, Inc. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealerships have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $486,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$84,981,407
Net income	$6,577,866

Concurrent with the Fuccillo acquisition, the Company sold 15% of the equity interests in the dealership divisions of the dealerships acquired in the Fuccillo Acquisition to entities owned by certain members of the dealerships’ management, in exchange for cash of $550,000 and promissory notes of $3.3 million. The notes mature in 7 years, bear interest at 5% annually and can be prepaid at any time without penalty. The notes are secured by the equity interests and are without recourse. For accounting purposes, the purchase of the equity interests with nonrecourse notes is accounted for as liabilities in accordance with ASC 710, Compensation - General. As of June 30, 2021, the balance of the promissory notes, plus accrued interest, was approximately $2.9 million.

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

The Company is accounting for this arrangement as deferred compensation, and at June 30, 2021 has recognized a liability which represents the computed purchase price less the outstanding principal and interest owed on the nonrecourse notes of $8.8 million and is included in deferred compensation liability in the accompanying consolidated balance sheets. The Company recorded compensation expense of $1.4 million and $7.2 million for the three and six months ended June 30, 2021, respectively, associated with this arrangement which is included in selling, general and administrative expense in the consolidated statement of operations.

Bachman Acquisition

On March 23, 2021, through wholly owned subsidiaries, the Company acquired a Tennessee dealership and related real estate for $12.7 million in cash. The dealership operates under sales and service agreements with General Motors, LLC. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealership have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $284,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

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

2021
Revenue	$11,534,503
Net income	$846,043

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

LTO Acquisition

On March 9, 2021, through a wholly owned subsidiary, the Company acquired a 51% ownership interest in a Connecticut based vehicle leasing company for $850,000 in cash and shares of the Company’s common stock. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired entity have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $10,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

The purchase price consisted of $225,000 in cash and the issuance of 16,892 shares of the Company’s common stock at a deemed valuation of $37.00 per share (the “Target Value”). If on September 9, 2021 the per share market value of the Company’s common stock is less than the Target Value (such difference, if any, the “Valuation Shortfall”), the Company will be obligated to pay the sellers, in cash, an amount equal to the product of 16,892 and the Valuation Shortfall (the “Supplemental Cash Consideration”). The Supplemental Cash Consideration has been accounted for as a contingent consideration liability and recognized at the acquisition date at fair value as part of the consideration transferred in the acquisition. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. At the acquisition date, the market price per share of the Company’s common stock was $18.02 and the total value of the shares issued amounted to $304,394. The contingent consideration liability recorded at the acquisition date amounted to $320,606. The amount as of June 30, 2021 is 337,836 and is in other current liabilities in the consolidated balance sheets.

Prior to the acquisition, LTO had acquired vehicles from the Company pursuant to sales-type leases. At the acquisition date, the Company had receivable balances of $6,768,731 and LTO had corresponding payables. The receivables and payables were effectively settled in the acquisition. Accordingly, the Company increased the consideration transferred by the amount of the settled receivables. There was no gain or loss recognized in the effective settlement of the receivables.

The following table summarizes the total consideration:

Cash	$140,000
Acquisition holdback due seller	85,000
Common stock	625,000
Rollover equity	816,667
Effective settlement of receivables	6,768,731
Total consideration	$8,435,398

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

Net Assets Acquired

Assets acquired
Cash	$46,415
Leased vehicles	7,394,695
Vehicles	987,294
Property & equipment	40,329
Operating leases right of use assets	111,337
Other assets	10,904
Intangible assets	621,000
Goodwill	164,946
Total assets acquired	9,376,920

Liabilities assumed
Customer deposits	118,800
Operating lease liabilities	111,337
Notes payable	639,360
Accrued liabilities	72,025
Total liabilities assumed	941,522
Net assets acquired	$8,435,398

The fair value of in place leases was based on the direct costs associated with obtaining a new lessee and the opportunity costs associated with lost rentals. In place leases have a useful life of thirty months and is subject to amortization.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired entity since the date of the acquisition:

2021
Revenue	$1,760,252
Net income	$149,236

White Plains Acquisitions

On April 1, 2021, the Company entered into two Dealership Asset Purchase Agreements, each effective as of March 31, 2021, for the acquisition of the assets of a Chrysler Jeep dealership in White Plains, New York and the acquisition of the assets of a Chrysler Jeep dealership located in Yonkers, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $24,500,000. The acquisitions are subject to certain customary conditions, as set forth in each Dealership Asset Purchase Agreement. Up to 25% of the purchase price for each acquisition may be paid, at the Company’s election, with restricted shares of the Company’s common stock. The Company anticipates consummating the acquisitions during the third quarter of 2021.

Note 6 - Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 7 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net is summarized as follows:

	June 30,	December 31,
	2021	2020
Land	$25,170,700	$435,700
Vehicles	$448,805	$153,822
Building	27,529,300	3,164,300
Furniture, fixtures and equipment	2,900,493	392,262
Leasehold and building improvements	560,681	299,526
	31,439,279	4,009,910
Less: accumulated depreciation and amortization	(431,478)	(228,791)
	$31,007,801	$3,781,119

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements totaled $125,600 and $20,478 for the three months ended June 30, 2021 and 2020, respectively, and $202,687 and $43,165 for the six months ended June 30, 2021 and 2020, respectively.

Note 8 - Intangible Assets

Intangible assets, net, are summarized as follows:

	June 30, 2021	December 31, 2020

Software license	$1,350,000	$1,350,000
Website design and other intangibles	297,352	230,568
	1,647,352	1,580,568
Less: Accumulated amortization	(732,384)	(469,745)
	914,968	1,110,823

In place leases	621,000	-
Less: Accumulated amortization	(82,800)	-
	538,200	-

Franchise rights	19,500,000	-
Tradenames	4,600,000	-
	$25,553,168	$1,110,823

Amortization expense associated with software license and website and other intangibles amounted to $131,754 and $125,441 for the three months ended June 30, 2021 and 2020, respectively, and $262,639 and $181,188 for the six months ended June 30, 2021 and 2020, respectively.

Amortization expense associated with leases amounted to $62,100 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $82,800 and $0, respectively, for the six months ended June 30, 2021 and 2020, respectively.

Future amortization of intangible assets at June 30, 2021 are as follows:

Year ending December 31,
2021 (six months)	$391,763
2022	772,349
2023	284,103
2024	4,953
$1,453,168

Note 9 - Goodwill

Changes in the carrying value of goodwill as of June 30, 2021 is as follows:

June 30, 2021
Balance, December 31, 2020	$-
Goodwill acquired from acquisitions	28,488,485
Balance, June 30, 2021	$28,488,485

Note 10 - Investment in Sales-type leases

Investment in sales-type leases consists of the following:

	June 30,	December 31,
	2021	2020
Sales-type leases:
Minimum lease payments receivable	$1,192,123	$1,576,325
Unearned income	(55,904)	(576,853)
Guaranteed residual value of vehicles	4,267,604	10,744,104
Total investment in sales-type leases	$5,403,823	$11,743,576

As of June 30, 2021 and December 31, 2020, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date. Gross leasing revenues were $201,171 and $4.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $8.7 million for the six months ended June 30, 2021 and 2020, respectively.

The assets held under the investment are leased to three customers, one of which is LTO Holdings LLC (LTO), an entity that is 51% owned by the Company. All transactions with LTO, since their acquisition in March 2021, have been eliminated.

Net leasing income as included in Revenues on the consolidated condensed statements of operations consists of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Interest income from sales-type leases	$175,660	$128,765	$388,356	$163,173
Selling profit (loss) at commencement of sales-type leases	(3,843)	528,778	214,722	800,058
Operating lease income (loss)	25,511	(2,151)	41,111	14,591
Net leasing income	$197,328	$655,392	$644,189	$977,822

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

The Company leases vehicles under its subscription and sales-type programs to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases amounted to $3,743 and $8,370, respectively, for the three and six months ended June 30, 2021 and $60,869 and $84,459, respectively, for the three and six months ended June 30, 2020.

The Company’s Beckley dealerships lease certain of their premises from the current 15% noncontrolling interest owners of the dealerships under ten year leases. Rent expense for these leases amounted to $155,500 and $184,000 for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 the right of use asset and lease liability related to these leases amounted to approximately $6.5 million.

To help facilitate the first quarter of 2021 acquisition of Kia of Port Charlotte and Kia of Cape Coral, the Company agreed to provide financing, in the form of promissory notes to the minority owners: Kevin West and Associates LLC and Rosciti & Associates LLC totaling $1,106,046 and $2,140,453, respectively. Both notes bear interest at 5% per annum and have a seven (7) year term. Repayment is funded by earnings with eighty-five percent (85%) of all after-tax cash distributions made to the minority interest being applied to the notes interest and principal balances. No distributions were made during the three months ended March 31, 2021. The Company received payments in the amount of $445,835 during the three months ended June 30, 2021.

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

Note 12 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	June 30,	December 31,
	2021	2020
Total accounts payable	$8,113,345	$273,835

Other Current Liabilities:

	June 30,	December 31,
	2021	2020
Deferred revenues	$2,331,007	$114,635
Accrued payroll	2,047,534	197,635
Sales & other taxes payable	1,267,106	37,905
Accrued advertising	772,044	-
Contingent consideration	422,836	-
We owes	386,182	-
Accrued interest	300,461	-
Customer deposits on hand	275,206	82,117
Accrued lot fees	156,400	-
Litigation accrual	140,000	550,000
Chargeback reserves	79,128	-
Accrued legal expenses	-	133,032
Other accruals	984,804	217,911
Total other current liabilities	$9,162,708	$1,333,235

Note 13 – Income Taxes

Components of income tax benefit for the period ended June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Current Income Tax Expense - Federal	$266,205	$-
Current Income Tax Expense - State	362,996	-
Total Current Income Tax Expense	629,201	-

Deferred Income Tax Expense - Federal	-	-
Deferred Income Tax Expense - State	-	-
Total Deferred Income Tax Expense	-	-

Total Provision for Income Taxes	$629,201	$-

For the three months ended March 31, 2021 and 2020 the provision for income taxes was zero, respectively. The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
Deferred Tax Assets:
Reserves & Allowances	$7,231	$-
Other Accrued Expenses	35,702	-
Net operating loss carryforward	1,801,959	3,585,532
Liability classified awards	2,099,360	-
Other	-	35,930
Acquisition Expenses	-	265,195
Amortization	767,353	72,543
Stock Options	126,203	158,161
Total deferred tax assets	4,837,808	4,117,361

Deferred Tax Liabilities:
Depreciation	(85,515)	(39,349)
Amortization	-	-

Total deferred tax liability	(85,515)	(39,349)

Less Valuation Allowance	(4,752,293)	(4,078,012)
Total Net Deferred Tax Assets	$-	$-

The Company will have approximately $7.4 million of operating loss carry-forwards as of June 30, 2021. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2021 and December 31, 2020, a full valuation allowance was required.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at June 30, 2021. The Company’s federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company’s federal and state income tax returns for 2017 through 2020 remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

June 30,
2021
Federal statutory income tax	21.00%
Permanent Differences	-4.26%
Change in Valuation Allowance	-29.74%
State income taxes, net of federal benefit	-12.05%
Other Adjustments	-0.84%
Prior Year Adjustments	-1.87%
Total	-27.75%

For the year ended December 31, 2020, there was no income tax expense recorded.

Note 14 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with an unrelated party in Fort Lauderdale, Florida and leases for our dealerships in West Virginia and Connecticut as of June 30, 2021 are as follows:

Years Ending December 31:
2021 (six months)	$531,678
2022	1,043,856
2023	886,178
2024	762,000
2025	762,000
Thereafter	4,000,500
Total minimum lease payments	7,986,212
Less: amount representing interest	(927,782)
Present value of future payments	7,058,430
Less: current obligations	(875,378)
Long-term obligations	$6,183,052

Operating Leases

Rent expense charged to operations, inclusive of common area maintenance and taxes, was $279,664 and $146,799, for the three months ended June 30, 2021 and 2020, respectively, and $407,828 and $270,874 for the six months ended June 30, 2021 and 2020, respectively.

Note 15 - Vehicle Financing and Notes Payable

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

During the first quarter of 2020, the Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. During the second quarter of 2020, the Company financed vehicles previously purchased totaling approximately $2.3 million under two new Note and Security Agreements with 10% cash down payment and financed over 36 months at interest rates ranging from 3.99% to 4.15%. During the third quarter of 2020, the Company financed vehicles totaling approximately $415,500 under a new Note and Security Agreement with 10% cash down payment and financed over 36 months at an interest rate of 4.15%. As of June 30, 2021 and December 31, 2020, the outstanding principal and accrued interest balance on the notes was approximately $1.1 million and $2.0 million, respectively.

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. As of June 30, 2021 and December 31, 2020, the outstanding balance on the Sutton line was approximately $301,270 and $426,155, respectively.

●	The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. In April 2021, the Company negotiated an increase in the credit limit for a secured vehicle financing facility from $850,000 to $3.0 million. Under the terms of the amendment, the Company can finance the purchase of vehicles for subscriptions. Vehicles financed under this agreement are paid off once they are sold. Repayment terms are generally 36 months with an annual interest rate of 5.25%. As of June 30, 2021 and December 31, 2020, the Company had a balance of $2,834,820 and $248,934, respectively, with this lender.

In March 2021, in connection with the acquisition of ten new vehicle franchises, pursuant to a credit agreement, dated March 4, 2021 (the Credit Agreement) entered into by and among the Company and Truist Bank, as Administrative Agent, Lender and Swingline Lender (in such capacities, “Truist”), the Company received floorplan financing from Truist (the “Truist Floorplan”).

In May 2021, in connection with the acquisition of the Hometown Subaru dealership, Truist Bank increased the Company’s commitment for floorplan financing by $5.9 million. The Truist Floorplan provided floorplan financing which replaced the floorplan financing of the dealership acquired, plus provides some floorplan financing for vehicles owned by LMP Finance. The Truist Floorplan matures on March 4, 2023. All amounts borrowed pursuant to the Truist Floorplan accrue interest at the LIBOR Rate (as defined in the Credit Agreement) plus 1.25% per annum. As of June 30, 2021 the balance of the Truist Floorplan was $38.0 million.

In connection with the acquisition of ten new vehicle franchises and the related real estate in March 2021, the Company entered into a term loan with Truist Bank for $101.3 million (the “Truist Loan”), and received $95.0 million, net of loan origination fees of $1.9 million. The Truist Loan accrues interest at a rate per annum equal to the LIBOR Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) in effect from time to time. The principal amount of the Truist Loan shall be repaid in monthly installment of $422,083 in each of the first 12 such monthly installments, increasing to $844,167 for each monthly installment thereafter. Each quarter, beginning with the fiscal quarter ending June 30, 2021, the Company is obligated to repay the Truist Loan in an amount equal to 75% of the Company’s Consolidated Excess Cash Flow (as defined in the Credit Agreement) minus the amount of all voluntary prepayments in such fiscal quarter, which shall be reduced to 50% of the Company’s Consolidated Excess Cash Flow if the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 4.00:1.00. Further, the Company is obligated to pay not less than $10.9 million in respect of the Truist Loan on or prior to September 4, 2021. The Truist Loan matures on March 4, 2023.

In May 2021, in connection with the acquisition of the Hometown Subaru dealership, the Company’s Lender advanced $3.1 million against the Truist Loan. As of June 30, 2021, the balance of the Truist Loan, plus accrued interest, was approximately $97.4 million.

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

The Credit Agreement also includes a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Company, the Floor Plan Borrowers and the Guarantors to:

●	incur additional indebtedness;

●	incur liens on assets;

●	engage in mergers or consolidations or fundamental changes;

●	make investments, loans and advances, including acquisitions;

●	pay dividends and distributions or repurchase capital stock;

●	dispose of assets;

●	enter into certain transactions with affiliates;

●	enter into certain agreements that would restrict the ability to incur liens on assets;

●	enter into sale leaseback transactions;

●	enter into certain hedging transactions;

●	amend organizational documents and certain other material contracts;

●	change fiscal periods; and

●	amend the documents governing the Beckley, Fuccillo and Bachman acquisitions described herein.

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

The Credit Agreements also include customary affirmative covenants, representations and warranties and events of default. In addition, the Company is required to maintain $10.9 million in restricted certificate of deposit accounts until September 4, 2021, when these funds will be applied against the then outstanding principal balance. As of June 30, 2021, the total unpaid principal and accrued interest due under the Truist Loan was $98.7 million and $287,793, respectively.

In total, the Company had an outstanding principal and accrued interest balance in the floorplan, Truist Loan vehicle financing and notes payable of approximately $140.2 million and $2.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021 and made the second payment of $140,000 on June 30, 2021.

Note 17 - Equity

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

During the three months ended March 31, 2021, the Company issued 23,462 shares of common stock to its Chief Operating and previous Chief Financial Officer in connection with the cashless exercise of 20,000 options each, respectively, at exercise prices of $8.21 and $7.50, respectively.

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

In April 2021, the Company issued 7,000 and 5,000 shares of common stock in exchange for $47,060 in connection with the exercise of options with exercise prices of $3.33 and $4.75 per share, respectively.

Conversion rights

Each share of Series A Preferred Stock is convertible at the option of the holder into shares of common stock at any time after the date of issuance. The number of shares of common stock to be issued in the event of a conversion is determined by dividing the stated value of $1,000 by the conversion price of $17.50, subject to adjustments. As of June 30, 2021 Series A Preferred Stock is convertible to 1,148,571 shares of common stock.

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

Note 18 - Stock Options

As of June 30, 2021 and 2020, the Company had $647,870 and $34,957, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2026. The Company recognizes forfeitures as they occur. Share-based compensation expense was $102,267 and $271,309 for the three and six months ended June 30, 2021, respectively, and was ($34,536) and $44,486 for the three and six months ended June 30, 2020, respectively. The weighted average remaining contractual term for the outstanding options as of June 30, 2021 and December 31, 2020 was 2.73 and 2.84 years, respectively.

Stock option activity for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Avg. Exercise
	Shares	Price
Outstanding as of December 31, 2020	371,500	$7.97
Options granted	40,000	17.35
Options exercised	(45,000)	7.42
Options forfeited or expired	(39,500)	-
Outstanding as of March 31, 2021	327,000	$7.12
Vested as of March 31, 2021	200,169	$4.62
Expected to vest as of March 31, 2021	126,831	$10.62

Outstanding as of March 31, 2021	327,000	$7.12
Options granted	-	-
Options exercised	(12,000)	3.92
Options forfeited or expired	(40,000)	12.43
Outstanding as of June 30, 2021	275,000	$9.01
Vested as of June 30, 2021	201,469	$5.93
Expected to vest as of June 30, 2021	73,531	$16.71

Note 19 - Purchase Warrants

Common stock purchase warrant activity for the six months ended June 30, 2021 is as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding as of December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	(3,268)	6.25
Exercised	(70,664)	8.46
Outstanding as of December 31, 2020	77,068	$10.65
Issued	861,429	21.00
Cancelled	-	-
Exercised	(1,305)	6.25
Outstanding as of March 31, 2021	937,192	$20.17
Issued	-	-
Cancelled	-	-
Exercised	-	-
Outstanding as of June 30, 2021	937,192	$20.17

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

Note 20 - Earnings per Share

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

The calculation of basic earnings per common share and diluted earnings per share is summarized below as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Calculation of income for basic earnings per share:
Net income (loss) attributable to LMP Automotive Holdings	$(1,991,657)	$216,102	$(3,660,161)	$(1,504,086)
Change in noncontrolling interest redemption value	(2,202,190)	-	(8,563,223)	-
Net income (loss) attributable to common shareholders	(4,193,847)	216,102	(12,223,384)	(1,504,086)

Weighted average shares of common stock outstanding, basic	10,086,545	9,924,506	10,063,671	9,625,280
Basic net income (loss) per share	$(0.42)	$0.02	$(1.21)	$(0.16)

Calculation of income for diluted earnings per share:
Net income (loss) attributable to common shareholders	$(4,193,847)	$216,102	$(12,223,384)	$(1,504,086)

Weighted average shares of common stock outstanding, basic	10,086,545	9,924,506	10,063,671	9,625,280
Dilutive effect of warrants	-	-	-	-
	10,086,545	9,924,506	10,063,671	9,625,280
Diluted net income (loss) per share	$(0.42)	$0.02	$(1.21)	$(0.16)

The basic and diluted net loss per common share was the same for each period presented as the Company’s potentially dilutive shares would be antidilutive. The number of shares that could potentially become antidilutive in the future was 2,287,232 and 432,629 for June 30, 2021 and 2020, respectively.

Note 21 - Segments

Certain financial information on segment revenues is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
New vehicle retail	$70,682,739	$-	$86,608,035	$-
Used vehicle retail	31,774,745	1,077,481	39,523,958	1,173,041
Used vehicle wholesale	20,258,677	1,505,920	22,924,279	2,047,820
Finance and insurance, net	4,666,221	-	5,991,418	-
Service, body and parts	9,669,150	-	11,597,977	-
Fleet and other	2,980,227	5,132,363	6,402,015	9,844,616
Total revenues	$140,031,759	$7,715,764	$173,047,682	$13,065,477

Segment net income (loss) - Retail & Fleet (1)	$(1,991,657)	$216,102	$(3,660,161)	$(1,504,086)

(1)	Attributable to controlling interest

Note 22 - Subsequent Events

On July 7, 2021, the Company entered into an employment agreement with Robert Bellaflores, the Company’s Chief Financial Officer. Mr. Bellaflores has been serving as the Company’s Senior Corporate Controller since April 16, 2021.

In July 2021, the Company entered into a Dealership Asset Purchase Agreement, effective upon acceptance of an earnest money deposit of $1.0 million which was made on July 21, 2021, for the acquisition of the assets of a Nissan and Cadillac dealership in Houston, Texas. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $120 million, payable in cash and LMP Stock. Up to 35% of the purchase price for the acquisition may be paid, at the Company’s election, with restricted shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Dealership Asset Purchase Agreement. The Company anticipates consummating the acquisition during the fourth quarter of 2021.

In July 2021, the Company entered into a Dealership Asset Purchase Agreement and a Real Estate Contract, both effective upon acceptance of an earnest money deposit of $100,000, for the acquisition of the assets and related real estate of a Kia dealership in East Hartford, Connecticut. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $2.8 million, payable in cash. In addition, the Real Estate Contract provides for the purchase of the associated dealership real estate for $6.45 million. The acquisition is subject to certain customary conditions, as set forth in the Dealership Asset Purchase Agreement and a Real Estate Contract. The Company anticipates consummating the acquisition during the fourth quarter of 2021.

In July 2021, the Company entered into a Dealership Asset Purchase Agreement, effective upon acceptance of an earnest money deposit of $1.0 million, for the acquisition of the assets of a Chrysler Jeep Dodge Ram dealership in Clifton Park, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $11.0 million, payable in cash and up to $5.64 million in shares of the Company’s common stock. In addition, the Asset Purchase Agreement includes the purchase of the associated dealership real estate for $8.2 million. The acquisition is subject to certain customary conditions, as set forth in each agreement. The Company anticipates consummating the acquisition during the fourth quarter of 2021.

In August 2021, the Company entered into a Dealership Asset Purchase Agreement, effective upon acceptance of an earnest money deposit, for the acquisition of the assets of a Kia dealership in Yonkers, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $14.0 million, payable in cash and up to $5 million in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Dealership Asset Purchase Agreement. The Company anticipates consummating the acquisition during the fourth quarter of 2021.

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

In May 2021, LMP Automotive Holdings, Inc. acquired a majority interest in one new vehicle franchise through its wholly-owned subsidiary LMP Beckley 002 Holdings, LLC.

Through our subsidiaries, we currently offer our customers the opportunity to buy, sell, lease, and subscribe for, and obtain financing for automobiles both online and in person.

With the acquisition of majority ownership in eleven new vehicle franchises and an automobile leasing company, we have transformed our business model from our previous “Buy, Subscribe, Sell and Repeat” model and have expanded into a Franchised dealership model that includes our prior offerings plus all the offerings of franchised dealership operations including automobile sales, service, financing and warranty products.

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

Finance and Insurance, net

Revenue from finance and insurance are recognized, net of estimated chargebacks, at the time of the sale of the related vehicle. Charge-back reserves totaled $79,128 as of June 30, 2021 and is recorded in other current liabilities on the consolidated balance sheet.

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

Accounts Receivable

We carry our accounts receivable at cost. The terms of our accounts receivable require payment upon receipt. We establish an allowance based on management’s assessment of the creditworthiness of the customers, the aged basis of the receivables, as well as current economic conditions and historical information. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of June 30, 2021 or December 31, 2020.

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

Inventory

Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the first-in, first out method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories as of June 30, 2021 and December 31, 2020 are recorded based on perpetual inventory records.

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

Leases

We adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right of use asset and a lease liability, initially measured at the present value of the lease payments. The adoption of the new lease standard had a significant impact on our consolidated balance sheets but did not have a significant impact on the classification of our leases or a material impact on our consolidated statements of operations and liquidity.

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

In December 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We adopted the new guidance in the first quarter of 2021. The adoption of the guidance had no impact on our consolidated financial statements.

The Company early adopted ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity on a modified retrospective basis to financial instruments outstanding on January 1, 2021. This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. There was no impact on accumulated deficit or other components of equity on the date of adoption because there were no convertible instruments outstanding at the time of adoption. The Company applied the update in determining the appropriate accounting for the preferred stock and 2021 Warrants issued during the quarter. See Note 17 – Equity.

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

Results of Operations

Second Quarter 2021 compared to Second Quarter 2020

Revenues

We generated revenues of $140.0 million for the three months ended June 30, 2021 as compared with revenues of $7.7 million during the three months ended June 30, 2020, an increase of $132.3 million. The revenue was generated from sales of new and used vehicles totaling $122.7 million, finance and insurance products totaling $4.7 million, service, body shop and parts sales totaling $9.7 million, and fleet and other totaling $2.9 million. The increase was the result of the acquisition of eleven new vehicle franchises which generated $135.5 million in revenue during the three months ended June 30, 2021.

Cost of Revenues

We incurred total cost of sales of $113.6 million for the three months ended June 30, 2021 as compared to $6.3 million for the three months ended June 30, 2020. Cost of revenues consisted of the cost of vehicles sold totaling $107.7 million, and the cost of parts and service body shop costs totaling $5.2 million, and fleet and other totaling $0.7 million. These costs resulted in a gross profit of $26.4 million or,18.9%, for the three months ended June 30, 2021, as compared to a gross profit of approximately $1.4 million or 18.0% for the three months ended June 30, 2020. The increase was the result of the acquisition of eleven new vehicle franchises which increased cost of revenues by $119.7 million.

Depreciation and Amortization

We recognized depreciation and amortization of $338,665 for the three months ended June 30, 2021 as compared to $143,094 for the three months ended June 30, 2020, an increase of $195,571.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $24.5 million during the three-month period ended June 30, 2021 as compared with $955,785 for the three months ended June 30, 2020. The increase resulted from the Company’s acquisition of eleven new vehicle franchises which increased selling, general and administrative expenses by $15.1 million and compensation expense associated with redeemable noncontrolling interests of $7.2 million.

Net Losses

We had net losses attributable to controlling interest of $2.0 million for the three months ended June 30, 2021 as compared to net income of $0.2 million for the three months ended June 30, 2020 for the reasons described above. Basic and diluted net (loss) earnings per share was $(0.42) and $0.02 for the three months ended June 30, 2021 and 2020, respectively, based upon weighted average common shares outstanding of 10,086,545 and 9,924,506, respectively.

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

	For the Three Months Ended
	June 30,
EBITDA	2021	2020	Change
Net income (loss)	$(1,333,276)	$216,102	$(1,549,378)
Interest expense (1)	1,070,902	71,583	999,319
Income tax provision	629,201	-	629,201
Depreciation and amortization	338,665	143,094	195,571
Fleet vehicle depreciation	379,573	134,209	245,364
EBITDA	$1,085,065	$564,988	$520,077

(1) Excludes floorplan interest

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, employee bonuses stock compensation, adjustments to warrant liability, acquisition expenses, consulting, legal and auditing expenses incurred in connection with the acquisitions during the quarter, and equity based compensation.

	For the Three Months Ended
	June 30,
Adjusted EBITDA	2021	2020	Change
EBITDA	$1,085,065	$564,988	$520,077
Adjustments for noncontrolling interests, employee bonuses & stock compensation	7,304,780	-	7,304,780
Adjustment in warrant liability	938,957	-	938,957
Acquisition expenses	324,093	-	324,093
Consulting, legal and auditing	1,297,966	-	1,297,966
Equity based compensation	102,267	-	102,267
Legal settlement	-	113,752	(113,752)
Adjusted EBITDA	$11,053,128	$678,740	$10,374,388

Vehicle Sales Margins

We calculate vehicle sales margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of vehicle sales margins to vehicle sales revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Three Months Ended
	June 30,
Vehicle Sales Margin	2021	2020	Change
Vehicle sales	$122,716,161	$2,583,401	$120,132,760
Cost of vehicle sales	107,745,718	2,524,317	105,221,401
Gross profit	$14,970,443	$59,084	$14,911,359
Sales margin	12.2%	2.3%	12.4%

First Six Months 2021 compared to First Six Months 2020

Revenues

We generated revenues of $173.0 million for the six months ended June 30, 2021 as compared with revenues of $13.1 million during the six months ended June 30, 2020, an increase of $160.0 million. The revenue was generated from sales of new and used vehicles totaling $149.1 million, finance and insurance products totaling $5.9 million, service, body shop and parts sales totaling $11.6 million, and fleet and other totaling $6.4 million. The increase was the result of the acquisition of eleven new vehicle franchises which generated $165.4 million in revenue since their acquisitions in March and May 2021.

Cost of Revenues

We incurred total cost of sales of $140.6 million for the six months ended June 30, 2021 as compared to $11.2 million for the six months ended June 30, 2020. Cost of revenues consisted of the cost of vehicles sold totaling $131.7 million, and the cost of parts and service body shop costs totaling $6.3 million, and fleet and other totaling $2.6 million. These costs resulted in a gross profit of $32.4 million or,18.7%, for the six months ended June 30, 2021, as compared to a gross profit of approximately $1.9 million, or 14.4%, for the six months ended June 30, 2020. The increase was the result of the acquisition of eleven new vehicle franchises which increased cost of revenues by $144.7 million.

Depreciation and Amortization

We recognized depreciation and amortization of $546,506 for the six months ended June 30, 2021 as compared to $221,528 for the six months ended June 30, 2020, an increase of $324,978.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of $32.4 million during the six month period ended June 30, 2021 as compared with $3.1 million for the six months ended June 30, 2020. The increase resulted from the Company’s acquisition of eleven new vehicle franchises which increased selling, general and administrative expenses by $18.3 million and compensation expense associated with redeemable noncontrolling interests of $8.6 million. In addition, the Company incurred acquisition related expenses of approximately $1.6 million and one-time charges of $1.4 million in fees associated with our stock offering during six months ended June 30, 2021.

Net Losses

We had net loss attributable to controlling interest of $3.7 million for the six months ended June 30, 2021 as compared to a net loss of $1.5 million for the six months ended June 30, 2020 for the reasons described above. Basic and diluted net loss per share was $1.21 and $0.16 for the six months ended June 30, 2021 and 2020, respectively, based upon weighted average common shares outstanding of 10,063,671 and 9,625,280, respectively.

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

	For the Six Months Ended
	June 30,
EBITDA	2021	2020	Change
Net income (loss)	$(2,856,148)	$(1,504,086)	$(1,352,062)
Interest expense (1)	1,397,672	114,374	1,283,298
Income tax provision	629,201	-	629,201
Depreciation and amortization	546,506	221,528	324,978
Fleet vehicle depreciation	503,662	362,972	140,690
Vehicle impairment	-	91,742	(91,742)
EBITDA	$220,893	$(713,470)	$934,363

(1) Excludes floorplan interest

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, employee bonuses stock compensation, adjustments to warrant liability, acquisition expenses, consulting, legal and auditing expenses incurred in connection with the acquisitions during the quarter, and equity based compensation.

	For the Six Months Ended
	June 30,
Adjusted EBITDA	2021	2020	Change
EBITDA	$220,893	$(713,470)	$934,363
Adjustments for noncontrolling interests, employee bonuses & stock compensation	9,111,190	-	9,111,190
Adjustment in warrant liability	(8,615)	-	(8,615)
Acquisition expenses	1,582,581	-	1,582,581
Consulting, legal and auditing	1,817,249	-	1,817,249
Equity based compensation	271,309	-	271,309
Legal settlement	3,000	113,752	(110,752)
Adjusted EBITDA	$12,997,607	$(599,718)	$13,597,325

Vehicle Sales Margins

We calculate vehicle sales margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of vehicle sales margins to vehicle sales revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Six Months Ended
	June 30,
Vehicle Sales Margin	2021	2020	Change
Vehicle sales	$149,056,272	$3,220,861	$145,835,411
Cost of vehicle sales	131,702,460	3,275,905	128,426,555
Gross profit (loss)	$17,353,812	$(55,044)	$17,408,856
Sales margin	11.6%	(1.7)%	13.3%

Liquidity and Capital Resources

Cash Flow Activities

As of June 30, 2021, we had an accumulated deficit of $19.7 million. We have sustained net losses since inception and have funded operations primarily through sales of our common stock and issuance of debt. As of June 30, 2021, we had $24.3 million in cash, including $10.8 million in restricted cash pursuant to our debt agreement. The net increase in cash was $20.4 million during the six months ended June 30, 2021 as compared to an $11.1 million increase for the six months ended June 30, 2020.

Operating Activities

Net cash provided by operating activities was approximately $11.3 million for the six months ended June 30, 2021 as compared to net cash used in operating activities of $3.4 million the six months ended June 30, 2020. The $14.6 million increase in net cash from operating activities was primarily due to an increase in net loss of $1.3 million, an increase in net cash provided by prepaid expenses and other assets, accounts payable and other liabilities of $24.6 million and an increase in net investment in sales type leases of $1.4 million, which were offset by an increase in cash used for inventory of $12.2 million as compared to the six months ended June 30, 2020.

Investing Activities

Net cash used in investing activities was $144.7 million for the six months ended June 30, 2021 as compared to $0.6 million for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily due to cash paid for new vehicle franchises and related real estate acquisitions.

Financing Activities

Net cash provided by financing activities was $153.8 million for the six months ended June 30, 2021 as compared to net cash generated of $15.1 million for the six months ended June 30, 2020. The increase of $138.7 million in net cash from financing activities was primarily due to cash received from the issuance of series A preferred stock and 2021 Warrants for an aggregate of $18.7 million, proceeds of $40.1 million from floorplan financing, and $96.8 million from a term loan, net of discount, and repayments, during the six months ended June 30, 2021, offset by proceeds received during the first quarter of 2020 from issuing common stock of $17.3 million.

Use of Cash and Cash Requirements

During the first quarter of 2021, the Company financed the acquisition of a controlling interest in ten new vehicle franchises and an automotive leasing company totaling $139.5 million through the issuance of 20,100 shares of series A preferred stock and 2021 Warrants for an aggregate of $18.7 million, proceeds of $52.9 million from floorplan financing, and $95.0 million from a term loan, net of discount.

During the second quarter of 2021 the Company financed the acquisition of a controlling interest in one new vehicle franchise totaling approximately $4.4 million through additional term loan financing of $3.1 million.

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

In March 2021, the Company received approximately $95.0 million, net of discount, from a term loan and floorplan financing of $53.7 million from Truist Bank.

In May 2021, the Company received an additional $3.1 million, from a term loan, and an additional floorplan financing commitment of $5.9 million from Truist Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 4. Controls and Procedures in the Form 10-Q for the quarterly period ended March 31, 2021, and that continued to exist as of June 30, 2021.

During the third quarter, management commenced the remediation of the material weakness and implemented improvements to the Company’s internal control system. The Company hired additional qualified finance and accounting personnel, on both a full-time and contracted basis to assist in the preparation and review of its financial statements and SEC filings. These individuals include a new corporate controller, a new controller at the dealership level, a manager of financial reporting and a staff accountant.

Further, the Company recently hired a chief financial officer who, as the key process owner for internal controls over financial reporting, continues to review and approve the periodic interim financial statements and the underlying schedules and disclosures. In addition, the chief financial officer is providing purposeful leadership of the ongoing remediation initiative by coordinating with the external consultants and other process owners and will provide regular updates to the Audit Committee.

The Company also augmented its internal resources with financial expertise in such areas as technical accounting and SEC pronouncements and valuations.

During the third quarter, the Company engaged a firm with the requisite experience to provide management with Sarbanes-Oxley Act (“SOX”) compliance advisory services, to accomplish the Company’s objectives of full SOX compliance. The advisory firm has since commenced its work with assisting management in preparing a comprehensive quantitative and qualitative Financial Risk Assessment (“FRA”). The completion of the FRA is viewed as a required task under SOX. This firm is also now assisting with documenting the Company’s technical accounting policies and procedures.

Further, management is finalizing a plan to perform a top-down SOX 2021 assessment. The Company expects to commence documenting several, higher priority entity and business processes in the third quarter.

Management expects to make and report continuous progress: (a) in the effective remediation of the identified material weaknesses; and (b) in designing and operating a commensurate internal control and disclosure control environment.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

Except for the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15(d) of the Exchange Act during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021 and made the second payment of $140,000 on June 30, 2021.

Item 1A. Risk Factors

We are dependent upon the success and continued financial viability of the vehicle manufacturers and distributors with which we hold franchises.

The success of our stores is dependent on vehicle manufacturers in several key respects. First, we rely exclusively on the various vehicle manufacturers for our new vehicle inventory. Our ability to sell new vehicles is dependent on a vehicle manufacturer’s ability to design, manufacture, and allocate to our stores an attractive, high-quality, and desirable product mix at the right time and at the right price in order to satisfy customer demand.

Vehicle manufacturers may be adversely impacted by economic downturns or recessions, significant declines in the sales of their new vehicles, natural disasters, increases in interest rates, adverse fluctuations in currency exchange rates, declines in their credit ratings, liquidity concerns, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, vehicle recall campaigns, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, litigation, poor product mix or unappealing vehicle design, governmental laws and regulations (including fuel economy requirements), tariffs and other import product restrictions, the rise of ride-sharing applications, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce, or distribute new vehicles, which in turn could materially adversely affect our ability to obtain or finance our desired new vehicle inventories.

Vehicle manufacturers worldwide have recently faced production disruptions caused by a shortage of automotive microchips. The shortage is reported to be due to the overall high demand for microchips in the global economy. Prolonged shortages of new vehicle inventory could result in lower new vehicle sales volumes and a decrease in the total amount of gross profit we derive from new vehicle sales, which could adversely affect our business. Additionally, the shortage of new vehicles has increased market demand for used vehicles, raising both revenue and gross profit per used vehicle retailed, but also increasing our costs of acquiring used vehicle inventory. Resolution of the microchip shortage should lead to an increase in the supply of new vehicles, which may adversely affect levels of profitability on both new and used vehicles.

Our business could be materially adversely impacted by the bankruptcy of a major vehicle manufacturer or related lender. For example, (i) a manufacturer in bankruptcy could attempt to terminate all or certain of our franchises, in which case we may not receive adequate compensation for our franchises, (ii) consumer demand for such manufacturer’s products could be materially adversely affected, (iii) we may be unable to collect some or all of our significant receivables that are due from such manufacturer or lender, and we may be subject to preference claims relating to payments made by such manufacturer or lender prior to bankruptcy, and (iv) such manufacturer may be relieved of its indemnification obligations with respect to product liability claims. Additionally, any such bankruptcy may result in us being required to incur impairment charges with respect to the inventory, fixed assets, and intangible assets related to certain franchises, which could adversely impact our results of operations and financial condition.

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

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Samer Tawfik
By:	Samer Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 16, 2021

/s/ Robert Bellaflores
By:	Robert Bellaflores
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 16, 2021

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).