Form 10-Q
period 2021-09-30
LMP Automotive Holdings, Inc.
filed 2021-11-16
CIK 1731727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

As of November 16, 2021, there were 10,908,767 shares of common stock, $0.00001 par value per share and 6,690 shares of Series A Convertible Preferred Stock, $0.00001 par value, issued and outstanding.

i

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS:
Cash	$18,849,314	$3,935,726
Restricted cash	10,850,706	-
Accounts receivable	12,091,020	515,761
Inventories	45,240,473	8,498,089
Net investment in sales-type leases	3,433,864	11,743,576
Deposits held in escrow for acquisitions	7,158,000	-
Other current assets	690,512	719,760
Total current assets	98,313,889	25,412,912

Land	23,370,700	435,700
Property, equipment and leasehold improvements, net	31,868,385	3,781,119
Intangible assets, net	780,956	1,110,823
In place leases, net	476,100	-
Right of use asset	6,789,744	422,501
Franchise rights	19,500,000	-
Tradenames	4,600,000	-
Goodwill	28,488,485	-
Deposits held in escrow for acquisitions	-	3,250,000
Other assets	48,218	-
TOTAL ASSETS	$214,236,477	$34,413,055

LIABILITIES:
Accounts payable	$9,578,153	$273,835
Vehicle floorplan financing	25,753,017	-
Premium finance contract	-	543,098
Operating lease liability, current portion	876,625	181,437
Vehicle financing and notes payable, current portion	1,493,278	723,798
Bank term loan, current portion	18,447,500	-
Income taxes payable	1,098,003	-
Other current liabilities	8,891,937	1,333,235
Total current liabilities	66,138,513	3,055,403

Vehicle financing and notes payable, net of current portion	2,353,486	1,929,447
Bank term loan, net of current portion	76,993,438	-
Deferred compensation liability	10,002,299	-
Warrant liability	4,625,874	-
Operating lease liability, net of current portion	5,942,976	283,716
Other noncurrent liabilities	313,402	-
TOTAL LIABILITIES	166,369,988	5,268,566

COMMITMENTS AND CONTINGENCIES

Redeemable noncontrolling interests	10,949,387	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 1,000,000 shares authorized, 13,400 and nil shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8,585,569	-
Common stock, $0.00001 par value; 29,000,000 shares authorized; 10,629,847 and 10,029,040 shares issued, and 10,470,194 and 9,869,387 shares outstanding at September 30, 2021 and December 31, 2020, respectively	106	101
Additional paid-in capital	42,233,798	45,318,891
Treasury stock at cost, 159,653 shares at September 30, 2021 and December 31, 2020	(758,352)	(758,352)
Non-controlling interest in consolidated subsidiaries	1,521,081	-
Accumulated deficit	(14,665,100)	(15,416,151)
Total shareholders’ equity	36,917,102	29,144,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$214,236,477	$34,413,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
New vehicle retail	$59,664,580	$-	$146,272,615	$-
Used vehicle retail	39,891,301	762,931	79,415,259	1,935,972
Used vehicle wholesale	26,738,548	6,969,717	49,662,827	9,019,787
Finance and insurance, net	4,859,506	-	10,850,924	-
Service, body and parts	9,631,356	-	21,229,333	-
Fleet and other	647,591	5,638,689	7,049,606	15,481,054
Total revenues	141,432,882	13,371,337	314,480,564	26,436,813

Cost of sales:
New vehicle retail	50,421,801	-	126,403,386	-
Used vehicle retail	32,729,619	786,552	67,947,253	1,917,085
Used vehicle wholesale	24,939,020	6,766,120	45,442,261	8,911,491
Service, body and parts	5,197,444	-	11,501,467	-
Fleet and other	554,743	4,941,600	3,171,379	12,752,943
Total cost of sales	113,842,627	12,494,272	254,465,746	23,581,519

Gross profit	27,590,255	877,065	60,014,818	2,855,294

Selling, general and administrative	20,543,088	1,364,146	52,968,449	4,510,610
Depreciation and amortization	876,428	167,103	1,422,934	388,631

Operating income (loss)	6,170,739	(654,184)	5,623,435	(2,043,947)
Floorplan interest expense	(235,576)	-	(508,748)	-
Other interest expense, net	(1,134,751)	(97,903)	(2,532,423)	(212,226)
Other income (expense)	1,161,183	-	1,152,384	-

Income (loss) before income taxes	5,961,595	(752,087)	3,734,648	(2,256,173)
Income tax provision	468,802	-	1,098,003	-
Net income (loss)	5,492,793	(752,087)	2,636,645	(2,256,173)

Net income attributable to noncontrolling interest	(723,523)	-	(1,527,536)	-

Net income (loss) attributable to LMP Automotive Holdings	$4,769,270	$(752,087)	$1,109,109	$(2,256,173)

Calculation of income (loss) for earnings per share:
Net income (loss) attributable to LMP Automotive Holdings	$4,769,270	$(752,087)	$1,109,109	$(2,256,173)
Change in noncontrolling interest redemption value	(6,320)	-	(8,569,544)	-
	4,762,950	(752,087)	(7,460,435)	(2,256,173)
Less: net income allocated to preferred shareholders	473,779	-	-	-

Net income (loss) attributable to common shareholders	$4,289,171	$(752,087)	$(7,460,435)	$(2,256,173)

Basic net income (loss) per share	$0.42	$(0.08)	$(0.74)	$(0.23)
Diluted net income (loss) per share	$0.42	$(0.08)	$(0.74)	$(0.23)

Weighted average shares of common stock outstanding, basic	10,118,277	9,920,440	10,082,073	9,724,385
Weighted average shares of common stock outstanding, diluted	10,294,741	9,920,440	10,082,073	9,724,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2021
	Preferred Stock		Common Stock		Paid in	Treasury	Non-Controlling	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance at December 31, 2020	-	$-	10,029,040	$101	$45,318,891	$(758,352)	$-	$(15,416,151)	$29,144,489

Common stock issued for cashless warrant exercises	-	-	942	-	-	-	-	-	-

Common stock issued for cashless option exercises	-	-	23,462	-	-	-	-	-	-

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(5,705,209)	-	-	(771,557)	(6,476,766)

Common stock issued for options exercised for cash	-	-	5,000	-	19,490	-	-	-	19,490

Convertible preferred stock issued for cash	20,100	12,878,354	-	-	-	-	-	-	12,878,354

Common stock issued for acquisitions	-	-	16,892	-	304,394	-	-	-	304,394

Noncontrolling interest in consolidated entities	-	-	-	-	-	-	1,261,118	-	1,261,118

Share based compensation	-	-	-	-	169,042	-	-	-	169,042

Net income (loss)	-	-	-	-	-	-	29,899	(1,552,771)	(1,522,872)

Balance at March 31, 2021	20,100	$12,878,354	10,075,336	$101	$40,106,608	$(758,352)	$1,291,017	$(17,740,479)	$35,777,249

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(2,210,853)	-	-	(479,330)	(2,690,183)

Noncontrolling interest in consolidated entities	-	-	-	-	-	-	10,549	-	10,549

Share based compensation	-	-	-	-	102,267	-	-	-	102,267

Common stock issued for options exercised for cash	-	-	12,000	-	47,060	-	-	-	47,060

Net income (loss)	-	-	-	-	-	-	170,133	(1,503,409)	(1,333,276)

Balance at June 30, 2021	20,100	$12,878,354	10,087,336	$101	$38,045,082	$(758,352)	$1,471,699	$(19,723,218)	$31,913,666

Adjustment for redemption value of noncontrolling interests	-	-	-	-	(295,168)	-	-	(187,128)	(482,296)

Distributions to noncontrolling interest	-	-	-	-	-	-	(198,165)	-	(198,165)

Share based compensation	-	-	-	-	191,104	-	-	-	191,104

Common stock issued for conversion of preferred stock	(6,700)	(4,292,785)	382,858	5	4,292,780	-	-	-	-

Net income	-	-	-	-	-	-	247,547	5,245,246	5,492,793

Balance at September 30, 2021	13,400	$8,585,569	10,470,194	$106	$42,233,798	$(758,352)	$1,521,081	$(14,665,100)	$36,917,102

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three and Nine Months Ended September 30, 2020
	Preferred Stock		Common Stock		Paid in	Treasury	Non- Controlling	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Stock	Interest	Deficit	Total
Balance at December 31, 2019	-	$-	8,691,322	$87	$27,106,058	$(658,350)	$-	$(10,600,358)	$15,847,437

Issuance of shares for cash	-	-	1,200,000	12	17,328,565	-	-	-	17,328,577

Issuance of shares for purchase of assets	-	-	33,183	-	487,454	-	-	-	487,454

Share based compensation	-	-	-	-	79,022	-	-	-	79,022

Net loss	-	-	-	-	-	-	-	(1,720,188)	(1,720,188)

Balance at March 31, 2020	-	$-	9,924,505	$99	$45,001,099	$(658,350)	$-	$(12,320,546)	$32,022,302

Share based compensation	-	-	-	-	(34,536)	-	-	-	(34,536)

Net income	-	-	-	-	-	-	-	216,102	216,102

Balance at June 30, 2020	-	$-	9,924,505	$99	$44,966,563	$(658,350)	$-	$(12,104,444)	$32,203,868

Common stock repurchased	-	-	(21,053)	-	-	(100,002)	-	-	(100,002)

Share based compensation	-	-	-	-	27,595	-	-	-	27,595

Issuance of shares for cash	-	-	75,000	1	249,749	-	-	-	249,750

Cashless exercise of warrants	-	-	7,427	-	-	-	-	-	-

Net income	-	-	-	-	-	-	-	(752,087)	(752,087)

Balance at September 30, 2020	-	$-	9,985,880	$100	$45,243,907	$(758,352)	$-	$(12,856,531)	$31,629,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LMP AUTOMOTIVE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,636,645	$(2,256,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,257,740	923,322
Share based compensation	462,413	72,081
Revaluation of redeemable warrants	(1,188,772)	-
Principal collections on investment in sales-type lease contracts	1,851,254	1,521,200
Amortization of debt discount	613,147	-
Amortization of right of use asset	(12,894)	1,948
Interest accrued on vehicle financing and notes payable	-	82,560
(Increase) Decrease in assets:
Accounts receivable	(11,575,259)	(941,748)
Vehicles purchased for investment in sales-type lease contracts	6,458,458	(13,518,715)
Inventories	7,658,407	6,745,988
Prepaid expenses and other assets	(3,434,299)	605,327
Increase (Decrease) in liabilities:
Accounts payable	9,304,318	51,533
Deferred compensation	9,452,299	-
Other current & noncurrent liabilities	7,892,090	53,170
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	32,375,547	(6,659,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(41,975)	(3,732,348)
Acquisitions, net of cash acquired	(144,394,050)	-
Additions to intangible assets & other assets	-	(4,865,464)
NET CASH USED IN INVESTING ACTIVITIES	(144,436,025)	(8,597,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash received from issuance of common stock	66,550	17,578,327
Proceeds from issuance of preferred stock	14,285,354	-
Payment of fees for the issuance of preferred stock	(1,407,000)	-
Proceeds from redeemable warrants	5,814,646	-
Proceeds from the sale of noncontrolling interest	550,000	-
Proceeds received from related party	500,000	-
Payment to related party	(500,000)	-
Distributions to noncontrolling interests	(198,166)	-
Distributions to redeemable noncontrolling interests	(864,209)	-
Proceeds received from term loan, net of debt discount	98,022,147	-
Payments on term loan	(3,194,356)	-
Payments on insurance premium financing	(543,098)	-
Proceeds received from vehicle financing	24,738,646	-
Proceeds from vehicle financing and notes payable	3,444,356	-
Repurchase of common stock	-	(100,002)
Repayments of vehicle financing and notes payable	(2,890,098)	(5,398,943)
NET CASH PROVIDED BY FINANCING ACTIVITIES	137,824,772	12,079,382

NET INCREASE (DECREASE) IN CASH & RESTRICTED CASH	25,764,294	(3,177,937)

CASH & RESTRICTED CASH, BEGINNING OF PERIOD	3,935,726	6,508,055

CASH & RESTRICTED CASH, END OF PERIOD	$29,700,020	$3,330,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest	$2,023,146	$161,470

Issuance of common stock for acquisitions	$304,394	$-

Accrued share commitment liability	$320,606	$-

Acquisition holdback due to Seller	$85,000	$-

Right of use asset obtained in exchange for operating lease liability	$-	$476,483

Purchase of software license for debt and equity	$-	$823,994

Purchase of vehicles for debt and equity	$-	$6,387,540

Common stock issued for conversion of preferred stock	$4,292,785	$-

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

During the first nine months of 2021, Automotive, through LMP Automotive, acquired majority interests in 11 new vehicle franchises, comprising 7 new dealership locations. Automotive, through LMP Finance, also acquired a majority interest in LTO Holdings, LLC, a Connecticut based automotive leasing company with an associated collision center. These acquisitions transformed the Company, enabling us to offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle, including new and used vehicles, finance and insurance products and automotive repair and maintenance.

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

On March 9, 2021, LMP Finance, acquired a 51% interest in LTO Holdings, LLC for consideration of cash and 16,892 shares of common stock with a future committed value of $625,000. As of September 30, 2021, the future committed value totaled approximately $396,447 and is recorded in other current liabilities in the condensed consolidated balance sheet.

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

The aggregate purchase price of these acquisitions totaled approximately $148.6 million consisting of cash and other consideration (see Note 5 below), subject to adjustment based on net working capital or inventory amounts as of the closing dates of the respective acquisitions. The Company used borrowings under its approximately $192.0 million credit facility for these targeted transactions. Transaction and integration costs related to the completed acquisitions totaled approximately $1.3 million and are included in selling, general and administrative expenses in the consolidated statement of operations.

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

Note 2 - Summary of Significant Accounting Policies

Liquidity

The Company has sustained net losses and has an accumulated deficit of approximately $14.7 million as of September 30, 2021. Management plans to make strategic acquisitions of new and pre-owned automobile dealerships to expedite the Company’s growth and to produce positive margins.  The Company completed an initial public offering (“IPO”) in December 2019 and a secondary public offering in February 2020 to help facilitate business growth and execute management’s plans to become profitable through acquisitions.  Through these two public offerings, the Company received net proceeds of approximately $27.8 million. The Company completed a Securities Purchase Agreement (“SPA”) in connection with a February 2021 private placement to help facilitate business growth and dealership acquisitions. The Company received net proceeds of approximately $18.7 million from the issuance of Series A convertible preferred stock and warrants (“Series A Convertible Preferred Stock” and “2021 Warrants”, respectively).

Management plans to continue to obtain funding through 2021 for strategic dealership acquisitions.

Basis of Presentation

These accompanying condensed consolidated financial statements contain unaudited information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2020 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2020, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed consolidated financial statements to maintain consistency and comparability between periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We periodically evaluate estimates and assumptions used in the preparation of the financial statements and make changes on a prospective basis when adjustments are necessary. Such estimates and assumptions affect, among other things, our goodwill, indefinite-lived intangible asset, and long-lived asset valuations; inventory valuation; assessment of the annual income tax expense; deferred income taxes and income tax contingencies; and measurement of compensation costs.

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

We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (MPEE) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that all cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium. Additionally, we also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

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

Accounts Receivable

The Company carries its accounts receivable at cost. Accounts receivable consist of amounts due from customers, financial institutions, manufacturers and insurance providers. Management has determined that no allowance for uncollectible accounts for accounts receivable is necessary as of September 30, 2021 and December 31, 2020. Such estimates are based on management’s assessments of the creditworthiness of its customers, the aged basis of its receivables, as well as current economic conditions and historical information.

Inventories

Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the first-in, first out method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories as of September 30, 2021 and December 31, 2020 are recorded based on perpetual inventory records.

The Company launched its subscription business in 2018, at which time it started to depreciate the corresponding fleet inventory using a monthly rate of 1% of initial cost. Fleet vehicle depreciation was approximately $331,144 and $171,719 for the three months ended September 30, 2021 and 2020, respectively, and approximately $834,806 and $534,691 for the nine months ended September 30, 2021 and 2020, respectively. Depreciation on fleet vehicle inventory is included in cost of sales fleet and other in the accompanying unaudited condensed consolidated statements of operations.

Company management periodically reviews its inventories to determine whether any inventories have declined in value. The Company has a reserve recorded for impairment to reflect inventory at net realizable value of approximately $29,490 and $141,762 at September 30, 2021 and December 31, 2020, respectively.

Inventories consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
New vehicles	$7,254,536	$-
Used vehicles	24,886,874	4,320,444
Parts & accessories	2,147,385	-
Fleet vehicles	11,748,298	4,707,709
	46,037,093	9,028,153
Accumulated depreciation	(796,620)	(530,064)
Total inventories	$45,240,473	$8,498,089

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

Vehicles and equipment are depreciated utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Equipment	3-7 years
Vehicles	5 years
Furniture and fixtures	10 years
Buildings	39 years

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

Long-lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its long lived and intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. There were no deemed impairments of long-lived assets as of September 30, 2021 and December 31, 2020.

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

As of September 30, 2021, and December 31, 2020, the fair value of these financial instruments, including cash and restricted cash, accounts receivable, notes receivable, net investment in sales-type leases, and accounts payable, approximated book value due to the short maturity of these instruments. Vehicle financing and notes payable and related party notes payable approximate fair value due to market interest rates. Our fair value measurements related to goodwill, intangible assets and contingent consideration are recognized in connection with acquisitions. Goodwill and intangible assets are valued using level 3 inputs, and contingent consideration is valued using level 2 inputs.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. As of September 30, 2021 the fair value of warrant liabilities is as follows:

Description	Quoted Priced in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant liabilities	$-	$-	$4,625,874

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	February 25, 2021 (initial measurement)
Risk-free interest rate	0.51%	0.46%
Expected term (years)	2.9	3.5
Expected volatility	68%	61%
Exercise Price	$21.00	$21.00
Stock Price	$15.39	$17.71
Dividend yield	0%	0%

The following table presents the changes in the fair value of the warrant liability:

Warrant Liability
Fair value as of February 25, 2021	$5,814,646
Change in valuation inputs or other assumptions (1)	(947,572)
Fair value as of March 31, 2021	4,867,074
Change in valuation inputs or other assumptions (1)	938,957
Fair value as of June 30, 2021	5,806,031
Change in valuation inputs or other assumptions (1)	1,180,157
Fair value as of September 30, 2021	$4,625,874

(1)	Changes in valuation inputs or other assumptions are recognized in other income, net in the statement of operations for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021.

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

Revenue on sales-type leases is recognized at the inception of the lease and the related interest income is recognized over the term of the lease using the effective interest method. Revenues on the sales of vehicles at the end of a lease are recognized at the inception of the lease, and any net gain or loss on sales of such vehicles is presented within fleet and other revenues and fleet and other cost of revenues in the condensed consolidated statements of operations. Interest income is derived from the discounted cash flows of the lease payments. Investments in sales-type leases are comprised of the minimum lease payments receivable and guaranteed residual at their present value.

New Retail Vehicle and Used Retail Vehicle Revenues

Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectability is probable, and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration including dealer fees. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state law.

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

Finance and Insurance, net

Revenue from finance and insurance sales is recognized, net of estimated chargebacks, at the time of the sale of the related vehicle. Chargeback reserves totaled approximately $135,000 and $0 as of September 30, 2021 and December 31, 2020, respectively, and is recorded in other current liabilities on the consolidated balance sheet.

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

Fleet and Other Revenue

Fleet and other revenue consists of revenue from sales-type and operating leases, subscription and interest. Effective July 1, 2021, dealer fees are now reflected in new and used vehicle revenue.

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

The Company also receives a one-time, non-refundable payment as an activation fee to its vehicle subscription program. This fee is deferred and amortized to income monthly over the term of the subscription, as the performance obligation (providing a vehicle for the customer) is completed over the term of the subscription. Subscription revenues are recognized over time based on the duration of the contract term with the customer. The amount of revenue recognized is calculated using an input method, which most closely depicts performance of the contracts. Our subscription liability balance was approximately $48,000 and $115,000 as of September 30, 2021 and December 31, 2020, respectively. The Company recognized approximately $30,000 and $69,000 of subscription revenue for the three months ended September 30, 2021 and 2020, respectively, and approximately $117,000 and $246,000 of subscription revenue for the nine months ended September 30, 2021 and 2020, respectively, related to our subscription liability. Our subscription liability balance is included in other current liabilities on the consolidated balance sheet.

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

We define our chief operating decision maker (“CODM”) to be a committee comprising of the Company’s Chief Executive Officer and Chief Operating Officer. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results. Our CODM reviews capital expenditures on an aggregated one reporting unit basis. Performance measurement of the reportable segment by the CODM is based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance mainly associated with expected inventory and working capital requirements, of the reportable segment.

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

Advertising

The Company expenses advertising and marketing costs in the period incurred. Advertising expense was approximately $1.6 million and $6,400 for the three months ended September 30, 2021 and 2020, respectively, and approximately $3.6 million and $25,600 for the nine months ended September 30, 2021 and 2020, respectively.

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

The components of the right of use asset and lease liabilities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
Operating lease right of use asset	$6,789,744	$422,501
Operating lease liability, current portion	$876,625	$181,437
Operating lease liability, net of current portion	$5,942,976	$283,716

Operating Leases

During 2018, the Company entered into a lease with an entity related through common ownership for its facilities in Plantation, Florida.

In September 2020, the Company entered into a lease with an unrelated entity for office space in Fort Lauderdale, Florida. The 34 month lease provides for monthly payments of $16,113 plus operating costs and sales taxes.

In March 2021, two of the Company’s dealerships entered into 10 year leases with a related entity for the dealership premises with monthly rents of $21,000 and $7,500.

In May 2021, one of the Company’s dealerships entered into two leases with a related entity for the dealership premises with monthly rents of $30,000 and $5,000, respectively.

Total operating lease cost for the Company’s lease locations was approximately $262,000 and $(32,000) for the three months ended September 30, 2021 and 2020, respectively, and approximately $563,000 and $168,500 for the nine months ended September 30, 2021 and 2020, respectively.

Discount Rate

When available, the Company uses the rate implicit in the lease or a borrowing rate based on similar debt to discount lease payments to present value. However, the lease generally does not provide a readily determinable implicit rate, therefore for the leases beginning in 2021, the Company used the Company’s incremental borrowing rate.

Lease Cost

Operating lease cost related to right of use asset on the Plantation lease was approximately $0 and $(32,000) for the three months ended September 30, 2021 and 2020, respectively, and approximately $0 and $168,500 for the nine months ended September 30, 2021 and 2020, respectively. The discount rate was 2.63%. During July 2020, the Company purchased the facilities.

Operating lease cost related to right of use asset on the Fort Lauderdale lease was approximately $44,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and approximately $132,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021 the remaining term on the lease is 1.75 years. The discount rate was 3%.

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

In the third quarter of 2021, U.S. industry retail new vehicle unit sales decreased 14% as compared to the third quarter of 2020. The primary reason for this decline is the limited supply of new vehicles being produced by the Original Equipment Manufacturer (the “OEM”). The global automotive supply chain for new vehicles has been severely disrupted due to the COVID-19 pandemic and other market factors. Market demand for both new and used vehicles remains high and this imbalance has resulted in higher levels of profitability for both new and used vehicles. Reduced levels of inventory are expected to continue well into 2022 and there is significant uncertainty as to when new vehicle supply will improve, and profitability will normalize.

Note 4 - Asset Purchase Agreements

On February 19, 2020, the Company consummated an Asset Purchase Agreement whereby the Company purchased approximately $4.2 million of assets, including vehicles (approximately $2.9 million) and a perpetual, non-exclusive license for leasing software (approximately $1.4 million). The vehicles were financed by two different lenders, and the Company paid approximately $526,000 in cash and issued 33,183 shares of common stock at $14.69 per share (closing price of its common stock on February 19, 2020) for the remainder of the purchase consideration.

The non-exclusive perpetual software license is for a vehicle subscription service app in the Apple App and Google Play stores. The license value of approximately $1.4 million is being amortized over its estimated economic useful life of three (3) years.

The vehicle acquisition was financed in part by two credit lines. The first line from Sutton Leasing funded the purchase of 30 vehicles for approximately $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. The second line from The Bancorp Bank was a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest for the purchase of 13 vehicles, with terms ranging from 32 to 41 months.

Note 5 - Acquisitions

Beckley Acquisitions – March 2021

On March 3, 2021, through majority owned subsidiaries, the Company acquired a group of West Virginia dealerships and related real estate for a purchase price totaling approximately $43.4 million with approximately $41.6 million in cash and approximately $1.8 million in rollover equity in certain subsidiaries. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The dealerships operate under sales and service agreements with Buick-GMC, Chevrolet, and Kia. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealerships have been included in the Company’s financial statements since the date of acquisition. The fair value of the net assets acquired was approximately $43.4 million. The Company incurred approximately $478,000 in acquisition costs, which were recognized in general and administrative expense within the consolidated statements of operations.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$106,950,670
Net income	$6,498,541

The following unaudited pro forma summary in the three and nine month periods ended September 30, 2021 and 2020, respectively, presents consolidated information as if the acquisition had occurred on January 1, 2020:

	Pro Forma		Pro Forma
	For the Three Months		For the Nine Months
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$59,143,311	$55,931,011	$127,348,730	147,652,798
Net income	1,741,253	(1,982,654)	(2,902,193)	(5,102,432)

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: accounting for inventory on a specific identification method, compensation expense, recognition of interest expense for financing related to stores, and corporate income taxes based on geographic location. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

Beckley Subaru Acquisition – May 2021

On May 5, 2021, through a majority-owned subsidiary, the Company acquired a Subaru dealership in West Virginia for a purchase price totaling approximately $4.7 million as summarized in the table below. The fair value of rollover equity was determined based on the implied fair value of equity with no discount for minority interest or lack of marketability. The dealership operates under a sales and service agreement with Subaru. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealership have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $18,500 in acquisition costs, which were recognized in general and administrative expense within the consolidated statements of operations.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$17,648,747
Net income	$701,168

The following unaudited pro forma summary in the three and nine month periods ended September 30, 2021 and 2020, respectively, presents consolidated information as if the acquisition had occurred on January 1, 2020:

	Pro Forma		Pro Forma
	For the Three Months		For the Nine Months
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$23,791,269	$21,161,383	$36,169,519	49,057,907
Net income	(675,672)	(3,644,264)	(8,958,267)	(8,140,553)

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: accounting for inventory on a specific identification method, compensation expense, recognition of interest expense for financing related to stores, and corporate income taxes based on geographic location. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

As a result of the Beckley Acquisitions in March 2021, the Company issued noncontrolling interests in two of its wholly-owned subsidiaries, LMP Beckley 001 Holdings, LLC (“001”) and LMP Beckley 002 Holdings, LLC (“002”), to the sellers of the Beckley Acquisitions. The noncontrolling interests represent 15% of the outstanding equity interests of 001 and 002 and totaled approximately $1.8 million as of March 3, 2021. As a result of the Beckley Subaru Acquisition on May 5, 2021, an additional approximately $359,000 of noncontrolling interest was issued to the sellers of Beckley Subaru. There were no additional changes in the outstanding equity interests of 001 and 002 from the Beckley Acquisitions through September 30, 2021.

The sellers and the Company agreed to both put options exercisable by the noncontrolling interest holders and call options exercisable by the Company for the remaining 15% minority interest based on a formulaic approach. In order to appropriately account for the classification of the redeemable noncontrolling interest outside of the permanent equity, an evaluation of the contracts and ASC 480 and ASC 815 was performed. As the put option is outside of the Company’s control, the estimated redemption value of the minority interest is presented as a redeemable noncontrolling interest outside of permanent equity on the condensed consolidated balance sheets.  As of September 30, 2021, the redemption value of the 15% noncontrolling interests was approximately $10.9 million, based on the contractually-defined redemption values as of the balance sheet date.

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

The components of redeemable noncontrolling interests as of September 30, 2021 are as follows:

Beginning balance	$-
Noncontrolling interests issued in connection with all Beckley Acquisitions	2,164,000
Net income attributable to noncontrolling interests through September 30, 2021	1,080,050
Distributions to noncontrolling interests	(864,209)
Adjustments to redemption value through September 30, 2021	8,569,546
Ending balance, September 30, 2021	$10,949,387

A reconciliation of shareholders’ equity attributable to LMP Automotive Holdings, Inc., shareholders’ equity attributable to noncontrolling interests, and total shareholders’ equity as of September 30, 2021 is as follows:

Shareholders’ equity attributable to LMP Automotive Holdings, Inc.	$36,917,102
Shareholders’ equity attributable to noncontrolling interests	10,949,387
Total shareholders’ equity	$47,866,489

As of December 31, 2020, there was no shareholders’ equity attributable to noncontrolling interests.

Fuccillo Acquisition

On March 4, 2021, through majority owned subsidiaries, the Company acquired two Southwest Florida dealerships and related real estate for an aggregate purchase price of approximately $79.3 million in cash. The dealerships operate under sales and service agreements with KIA Motors America, Inc. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealerships have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $486,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealerships since the date of the acquisition:

2021
Revenue	$151,279,270
Net income	$11,924,083

The following unaudited pro forma summary in the three and nine month periods ended September 30, 2021 and 2020, respectively, presents consolidated information as if the acquisition had occurred on January 1, 2020:

	Pro Forma		Pro Forma
	For the Three Months		For the Nine Months
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$101,037,226	$53,435,457	$191,830,782	151,382,086
Net income	4,163,072	(1,562,287)	2,264,648	(2,395,820)

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: accounting for inventory on a specific identification method, compensation expense, recognition of interest expense for financing related to stores, and corporate income taxes based on geographic location. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

Concurrent with the Fuccillo acquisition, the Company sold 15% of the equity interests in the dealership divisions of the dealerships acquired in the Fuccillo Acquisition to entities owned by certain members of the dealerships’ management, in exchange for cash of $550,000 and promissory notes of approximately $3.3 million. The notes mature in 7 years, bear interest at 5% annually and can be prepaid at any time without penalty. The notes are secured by the equity interests and are without recourse. For accounting purposes, the purchase of the equity interests with nonrecourse notes is accounted for as liabilities in accordance with ASC 710, Compensation - General. As of September 30, 2021, the balance of the promissory notes, plus accrued interest, was approximately $2.4 million.

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

The Company is accounting for this arrangement as deferred compensation, and at September 30, 2021 has recognized a liability which represents the computed purchase price less the outstanding principal and interest owed on the nonrecourse notes of approximately $10.0 million and is included in deferred compensation liability in the accompanying consolidated balance sheets. The Company recorded compensation expense of approximately $1.5 million and approximately $10.1 million for the three and nine months ended September 30, 2021, respectively, associated with this arrangement which is included in selling, general and administrative expense in the consolidated statement of operations.

Bachman Acquisition

On March 23, 2021, through wholly owned subsidiaries, the Company acquired a Tennessee dealership and related real estate for approximately $12.7 million in cash. The dealership operates under sales and service agreements with General Motors, LLC. The acquisition expands the Company’s existing markets and access to new customers and creates revenue and cost synergies which management believes will contribute to future profits. The acquisition has been accounted for as a business combination and, accordingly, the operating results of the acquired dealership have been included in the Company’s financial statements since the date of acquisition. The Company incurred approximately $284,000 in acquisition costs, which were recognized in selling, general and administrative expense within the consolidated statements of operations.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired dealership since the date of the acquisition:

2021
Revenue	$20,925,392
Net income	$1,524,670

The following unaudited pro forma summary in the three and nine month periods ended September 30, 2021 and 2020, respectively, presents consolidated information as if the acquisition had occurred on January 1, 2020:

	Pro Forma		Pro Forma
	For the Three Months		For the Nine Months
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$23,451,455	$22,656,391	$40,798,106	54,291,979
Net income	(397,467)	(3,623,681)	(8,027,713)	(7,673,768)

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: accounting for inventory on a specific identification method, compensation expense, recognition of interest expense for financing related to stores, and corporate income taxes based on geographic location. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

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

The purchase price consisted of $225,000 in cash and the issuance of 16,892 shares of the Company’s common stock at a deemed valuation of $37.00 per share (the “Target Value”). If on September 9, 2021 the per share market value of the Company’s common stock is less than the Target Value (such difference, if any, the “Valuation Shortfall”), the Company will be obligated to pay the sellers, in cash, an amount equal to the product of 16,892 and the Valuation Shortfall (the “Supplemental Cash Consideration”). The Supplemental Cash Consideration has been accounted for as a contingent consideration liability and recognized at the acquisition date at fair value as part of the consideration transferred in the acquisition. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. At the acquisition date, the market price per share of the Company’s common stock was $18.02 and the total value of the shares issued amounted to $304,394. The contingent consideration liability recorded at the acquisition date amounted to $320,606. The amount as of September 9, 2021 is $351,691 and is in other current liabilities in the consolidated balance sheets.

Prior to the acquisition, LTO had acquired vehicles from the Company pursuant to sales-type leases. At the acquisition date, the Company had receivable balances of approximately $6,768,731 and LTO had corresponding payables. The receivables and payables were effectively settled in the acquisition. Accordingly, the Company increased the consideration transferred by the amount of the settled receivables. There was no gain or loss recognized in the effective settlement of the receivables.

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

The consolidated statements of operations include the following revenue and net income attributable to the acquired entity since the date of the acquisition:

2021
Revenue	$3,334,115
Net income	$446,692

The following unaudited pro forma summary in the three and nine month periods ended September 30, 2021 and 2020, respectively, presents consolidated information as if the acquisition had occurred on January 1, 2020:

	Pro Forma		Pro Forma
	For the Three Months		For the Nine Months
	September 30,		September 30,
	2021	2020	2021	2020

Net revenue	$10,225,838	$13,694,239	$17,798,239	27,405,522
Net income	(885,690)	(3,847,801)	(9,212,743)	(8,346,126)

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: accounting for inventory on a specific identification method, compensation expense, recognition of interest expense for financing related to stores, and corporate income taxes based on geographic location. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

White Plains Chrysler Dodge Jeep RAM Acquisition

On October 6, 2021, the Company closed on the acquisition of assets related to the ownership and operation of the White Plains Chrysler Jeep Dodge Ram (“White Plains CDJR) as contemplated by that certain Dealership Asset Purchase Agreement, dated as of March 31, 2021, by and among the Company and Chrysler Jeep of White Plains, Inc. The consideration paid by the Company for the acquisition was 55,134 shares of the Company’s common stock and approximately $6.3 million in cash. This acquisition complements the Company’s growth and expansion into the greater New York City marketplace. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to White Plains CDJR information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's annual report on Form 10-K for the year ended December 31, 2021.

Central Avenue Chrysler Dodge Jeep RAM Acquisition

On April 1, 2021, the Company entered into a dealership asset purchase agreement effective as of March 31, 2021 (the “Central Avenue DAPA”), for the acquisition of the assets of a Chrysler Dodge Jeep RAM dealership located in Yonkers, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $14.5 million, with up to 25% of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Central Avenue DAPA, including approval by Stellantis, N.V. The Company anticipates consummating the acquisitions during the fourth quarter of 2021.

Houston Nissan and Cadillac Acquisitions

On July 16, 2021, the Company entered into a dealership asset purchase agreement (the “Houston DAPA”) to acquire the assets of a franchised Nissan and Cadillac dealership in Houston, Texas. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $120.0 million, with up to $42.0 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisitions are subject to certain customary conditions, as set forth in the Houston DAPA, including approval by Toyota Nissan North America and General Motors Company. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealerships are located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

East Hartford KIA Acquisition

On July 21, 2021, the Company entered into a dealership asset purchase agreement (the “Hartford DAPA”) to acquire the assets of a franchised KIA dealership in East Hartford, Connecticut. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $2.8 million. The acquisition is subject to certain customary conditions, as set forth in the Hartford DAPA, including approval by KIA Motors America, Inc. In addition, on July 21, 2021, the Company entered into a real estate contract providing for the purchase of the real estate upon which the dealership is located for $6.5 million. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Clifton Park Chrysler Dodge Jeep RAM Acquisition

On July 23, 2021, the Company entered into a dealership asset purchase agreement (the “Clifton DAPA”) to acquire the assets of a franchised Chrysler Jeep Dodge Ram dealership in Clifton Park, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $11.0 million, with up to $5.6 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Clifton DAPA, including approval by Stellantis, N.V. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealership is located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Yonkers KIA Acquisition

On August 5, 2021, the Company entered into a dealership asset purchase agreement (the “Yonkers DAPA”) to acquire the assets of a franchised KIA dealership located on Central Avenue in Yonkers, New York. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $14.0 million, with up to $5.0 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Yonkers DAPA, including approval by KIA Motors America, Inc. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Greeneville Chrysler Dodge Jeep RAM Acquisition

On August 24, 2021, the Company entered into a dealership asset purchase agreement (the “Greeneville DAPA”) to acquire the assets of a franchised Chrysler Jeep Dodge Ram dealership located in Greeneville, Tennessee. In exchange for the acquisition of such assets, the Company will pay to the sellers an aggregate amount of $5.0 million, with up to $2.5 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the Greeneville DAPA, including approval by Stellantis, N.V. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealership is located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Maserati & Alfa Romeo of St. Petersburg Acquisitions

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “MAR DAPA”) to acquire the assets related to a franchised Maserati and Alfa Romeo motor vehicle dealership (the “MAR Dealership”) located in Pinellas Park, Florida. In exchange for the acquisition of such assets, the Company will pay $900,000, with up to $450,000 of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the MAR DAPA, including approval by Maserati North America, Inc. and Stellantis, N.V. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealerships are located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Alan Jay Nissan Acquisition

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “AJN DAPA”) to purchase the assets of a franchised Nissan motor vehicle dealership located in Sebring, Florida. In exchange for the acquisition of such assets, the Company will pay $6.3 million, with up to $3.2 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the AJN DAPA, including approval by Nissan North America, Inc. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealership is located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Alan Jay Ford Lincoln of Sebring & Alan Jay Ford of Wauchula Acquisitions

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “AJF DAPA”) to acquire the assets related to a franchised Ford and Lincoln motor vehicle dealership located in Sebring and Wauchula, Florida. In exchange for the acquisition of such assets, the Company will pay $9.5 million, with up to $4.8 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisitions are subject to certain customary conditions, as set forth in the AJF DAPA, including approval by Ford Motor Company. The parties also intend to enter into real estate contracts pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealerships are located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Alan Jay Toyota Acquisition

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “AJT DAPA”) to acquire the assets related to a franchised Toyota motor vehicle dealership located in Sebring, Florida. In exchange for the acquisition of such assets, the Company will pay $9.1 million, with up to $4.5 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the AJT DAPA, including approval by Southeast Toyota Distributors, LLC and Toyota Motor Sales U.S.A., Inc. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealership is located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Clewiston Chrysler Dodge Jeep RAM, Wauchula Chrysler Dodge Jeep RAM, Wauchula Chevrolet, Sebring Chevy Buick GMC Cadillac & Allstar Preowned Acquisitions

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “Clewiston DAPA”) to acquire the assets related to a franchised Chrysler Dodge Jeep RAM motor vehicle dealership located in Clewiston, Florida, a franchised Chevrolet motor vehicle dealership located in Wauchula, Florida, a franchised Chevrolet Buick GMC Cadillac motor vehicle dealership located in Sebring, Florida and a preowned motor vehicle dealership located in Sebring, Florida. In exchange for the acquisition of such assets, the Company will pay an aggregate of $20.9 million, with up to $10.5 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisitions are subject to certain customary conditions, as set forth in the Clewiston DAPA, including approval by Stellantis, N.V. and General Motors Company. The parties also intend to enter into real estate contracts pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealerships are located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

Alan Jay KIA Acquisition

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “AJK DAPA”) to acquire the assets related to a franchised KIA dealership located in Sebring, Florida. In exchange for the acquisition of such assets, the Company will pay $3.3 million, with up to $1.6 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the AJK DAPA, including approval by KIA Motors America, Inc. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealership is located. The Company anticipates consummating this acquisition during the fourth quarter of 2021.

McGavock Auto Group Acquisitions

On September 10, 2021, the Company entered into a dealership asset purchase agreement (the “McGavock DAPA”) to acquire the assets related to franchised Nissan motor vehicle dealerships located in Abilene, Amarillo, West Texas, Lubbock and San Marcos, Texas. In exchange for the acquisition of such assets, the Company will pay $61.5 million, with up to $10.0 million of the purchase price payable, at the Company’s election, in shares of the Company’s common stock. The acquisition is subject to certain customary conditions, as set forth in the McGavock DAPA, including approval by Nissan North America Inc. The parties also intend to enter into a real estate contract pursuant to which the Company, or a subsidiary thereof, will purchase the real property on which the dealerships are located. The Company anticipates consummating this acquisition during the fourth quarter of 2021. Pursuant to the McGavock DAPA, the Company also has a right of first refusal to purchase the assets of a franchised Nissan dealership located in of Rockwall, Texas.

Note 6 - Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”) for up to $250,000 per institution. From time to time, its balances may exceed these limits.

Note 7 - Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements, net is summarized as follows:

	September 30,	December 31,
	2021	2020
Land	$23,370,700	$435,700
Vehicles	$336,783	$153,822
Building	29,329,300	3,164,300
Furniture, fixtures and equipment	2,934,397	392,262
Leasehold and building improvements	354,840	299,526
	32,955,320	4,009,910
Less: accumulated depreciation and amortization	(1,086,935)	(228,791)
	$31,868,385	$3,781,119

Depreciation and amortization expense related to vehicles, equipment, and leasehold improvements totaled approximately $674,000 and $40,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $876,000 and $83,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 - Intangible Assets

Intangible assets, net, are summarized as follows:

	September 30, 2021	December 31, 2020

Software license	$1,350,000	$1,350,000
Website design and other intangibles	305,338	230,568
	1,655,338	1,580,568
Less: Accumulated amortization	(874,382)	(469,745)
	780,956	1,110,823

In place leases	621,000	-
Less: Accumulated amortization	(144,900)	-
	476,100	-

Franchise rights	19,500,000	-
Tradenames	4,600,000	-
	$25,357,056	$1,110,823

Amortization expense associated with software license and website and other intangibles amounted to approximately $142,000 and $127,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $405,000 and $309,000 for the nine months ended September 30, 2021 and 2020, respectively.

Amortization expense associated with in place leases amounted to approximately $62,000 and $0 for the three months ended September 30, 2021 and 2020, respectively, and approximately $145,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

Future amortization of intangible assets at September 30, 2021 are as follows:

Year ending December 31,
2021 (three months)	$196,665
2022	766,517
2023	287,237
2024	6,637
$1,257,056

Note 9 - Goodwill

Changes in the carrying value of goodwill as of September 30, 2021 is as follows:

September 30, 2021
Balance, December 31, 2020	$-
Goodwill acquired from acquisitions	28,488,485
Balance, September 30, 2021	$28,488,485

Note 10 - Investment in Sales-type leases

Investment in sales-type leases consists of the following:

	September 30,	December 31,
	2021	2020
Sales-type leases:
Minimum lease payments receivable	$1,790,624	$1,576,325
Unearned income	(175,440)	(576,853)
Guaranteed residual value of vehicles	1,818,680	10,744,104
Total investment in sales-type leases	$3,433,864	$11,743,576

As of September 30, 2021 and December 31, 2020, the total investment in sales-type leases is classified as short-term as all leases are due within one year of the balance sheet date. Gross leasing revenues were approximately $0 and $5.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $1.7 million and $14.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The assets held under the investment are leased to three customers, one of which is LTO Holdings LLC (LTO), an entity that is 51% owned by the Company. All transactions with LTO, since their acquisition in March 2021, have been eliminated.

Net leasing income as included in Revenues on the consolidated condensed statements of operations consists of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Interest income from sales-type leases	$157,394	$197,210	$545,750	$360,383
Selling profit (loss) at commencement of sales-type leases	-	591,762	214,516	1,391,820
Operating lease income (loss)	-	-	41,111	14,591
Net leasing income	$157,394	$788,972	$801,377	$1,766,794

Note 11 - Related Party Transactions

On July 8, 2020, the Company terminated the lease and purchased the land and building located in Plantation, Florida where its previous headquarters were located from its landlord, ST RXR Investments, LLC, a related party owned by the Company’s President and Chief Executive Officer, for approximately $3.6 million in cash. The land and building were valued based upon a third party appraisal report. Beginning in September 2020 the Company became headquartered in Ft. Lauderdale, Florida.

The Company leases vehicles under its subscription and sales-type programs to certain officers and directors under 6-month contracts. Total payments made by officers and directors for the vehicle leases amounted to approximately $4,000 and $2,100 for the three months ended September 30, 2021 and 2020, respectively, and approximately $12,000 and $87,000 for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s Beckley dealerships lease certain of their premises from the current 15% noncontrolling interest owners of the dealerships under ten year leases. Rent expense for these leases amounted to approximately $190,500 and $374,500 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 the right of use asset and lease liability related to these leases amounted to approximately $6.4 million.

To help facilitate the first quarter of 2021 acquisition of Kia of Port Charlotte and Kia of Cape Coral, the Company agreed to provide financing, in the form of promissory notes to the minority owners: Kevin West and Associates LLC and Rosciti & Associates LLC totaling $1,106,046 and $2,140,453, respectively. Both notes bear interest at 5% per annum and have a seven (7) year term. Repayment is funded by earnings with eighty-five percent (85%) of all after-tax cash distributions made to the minority interest being applied to the notes interest and principal balances. Distributions totaled $780,318 and $1,498,827 during the three months and nine months ending September 30, 2021, respectively. The Company received payments in the amount of $930,000 during the nine months ended September 30, 2021. As of September 30, 2021, the balance of the promissory notes, plus accrued interest, was approximately $2.4 million.

In March 2021, the Company signed an unsecured Revolving Line of Credit Agreement with a shareholder (the Line) and received funding of $500,000. The Line bears interest at 1.5% per month plus a $15,000 origination fee. The Line principal, interest and origination fee are all due on April 30, 2021. The Company repaid the loan during the second quarter of 2021.

On March 23, 2021, in connection with the consummation of the Bachman Acquisition, LMP Greeneville 001 Holdings, LLC, an indirect wholly owned subsidiary of LMP Automotive, transferred fifteen percent (15%) of the membership interests in LMP Greeneville BBCBGC, LLC, a subsidiary of the Company, to an entity wholly owned by Richard Aldahan, the Company’s Chief Operating Officer, in lieu of an accrued bonus owed to Mr. Aldahan in the amount of $350,000.

On October 13, 2021, the Company signed a $2.5 million revolving line of credit agreement with ST RXR Investments, LLC, which is a related party company owned by Sam Tawfik, the Company’s Chairman, Chief Executive Officer and President. The revolver is non-interest bearing, matures on November 21, 2021, and requires payment either on the maturity date or on demand. Mr. Tawfik also guaranteed a $3.2 million, five year promissory note with a bank bearing annual interest of 3.984% and monthly payments of $32,435 beginning December 1, 2021 issued by the Company in connection with the purchase of an airplane.

Note 12 - Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities are summarized as follows:

Accounts Payable:

	September 30,	December 31,
	2021	2020
Total accounts payable	$9,578,153	$273,835

Other Current Liabilities:

	September 30,	December 31,
	2021	2020
Accrued payroll	$2,302,182	$197,635
Deferred revenues	1,604,676	114,635
Other accruals	1,571,141	217,911
Sales & other taxes payable	1,388,435	37,905
Contingent consideration	481,447	-
Accrued interest	404,878	-
We owes	316,738	-
Accrued legal expenses	229,800	133,032
Customer deposits on hand	200,064	82,117
Accrued insurance	184,286	-
Chargeback reserves	135,062	-
Accrued advertising	73,238	-
Litigation accrual	-	550,000
Total other current liabilities	$8,891,947	$1,333,235

Note 13 – Income Taxes

Components of income tax benefit for the period ended September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Current Income Tax Expense - Federal	488,823	-
Current Income Tax Expense - State	609,180	-
Total Current Income Tax Expense	1,098,003	-

Deferred Income Tax Expense (Benefit) - Federal	-	-
Deferred Income Tax Expense (Benefit) - State	-	-
Total Deferred Income Tax Expense (Benefit)	-	-

Total Provision for Income Taxes	1,098,003	-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Deferred Tax Assets:
Reserves & Allowances	7,231	-
Other Accrued Expenses	50,059	-
Net operating loss carryforward	762,148	3,585,532
Other	-	35,930
Acquisition Expenses	-	265,195
Amortization	1,105,051	72,543
Liability Classified Awards	2,475,091	-
Stock Options	126,203	158,161
Total deferred tax assets	4,525,783	4,117,361

Deferred Tax Liabilities:
Depreciation	(52,206)	(39,349)
Amortization	-	-
Net deferred tax liability	(52,206)	(39,349)

Less Valuation Allowance	(4,473,577)	(4,078,012)
Total Net Deferred Tax Assets	-	-

The Company will have approximately $3.1 million of operating loss carry-forwards as of September 30, 2021. Net deferred tax assets are mainly comprised of temporary differences between financial statement carrying amount and tax basis of assets and liabilities.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2021 and December 31, 2020, a full valuation allowance was required.

In addition, the Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits at September 30, 2021. The Company's federal and state income tax returns are subject to examination by taxing authorities for three years after the returns are filed, and the Company's federal and state income tax returns for 2017 through 2020 remain open to examination.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	September 30, 2021	December 31, 2020
Federal statutory income tax	21.00%	0.00%
Consolidation Adjustments	0.00%	0.00%
Federal & State Minimum Taxes	0.00%	0.00%
Permanent Differences	-6.45%	0.00%
Change in Tax Credits	0.00%	0.00%
Change in Tax Rate	15.02%	0.00%
Change in Valuation Allowance	35.56%	0.00%
State income taxes, net of federal benefit	54.55%	0.00%
Other Adjustments	0.00%	0.00%
Prior Year Adjustments	4.80%	0.00%
Total	124.48%	0.00%

For the year ended December 31, 2020, there was no income tax expense recorded.

Note 14 - Lease Commitments

The annual minimum lease payments, including fixed rate escalations, on the Company’s operating lease liability with an unrelated party in Fort Lauderdale, Florida and leases for our dealerships in West Virginia and Connecticut as of September 30, 2021 are as follows:

Years Ending December 31:
2021 (three months)	$265,839
2022	1,043,856
2023	886,178
2024	762,000
2025	762,000
Thereafter	4,000,500
Total minimum lease payments	7,720,373
Less: amount representing interest	(900,772)
Present value of future payments	6,819,601
Less: current obligations	(876,625)
Long-term obligations	$5,942,976

Operating Leases

Rent expense charged to operations, inclusive of common area maintenance and taxes, was approximately $315,000 and $37,000 for the three months ended September 30, 2021 and 2020, respectively, and approximately $722,000 and $308,000 for the nine months ended September 30, 2021 and 2020, respectively.

Note 15 - Vehicle Financing and Notes Payable

In 2019, Mercedes-Benz Financial approved an approximately $3.5 million financing facility for the Company’s subscription and rental fleet inventory purchases.

In 2020, Mercedes-Benz Financial increased the approval amount from $3.5 million to $10.0 million.

During the first quarter of 2020, the Company financed vehicles previously purchased totaling approximately $802,000 under a Note and Security Agreement with no cash down payment and financed over 36 months at an interest rate of 4.09%. During the second quarter of 2020, the Company financed vehicles previously purchased totaling approximately $2.3 million under two new Note and Security Agreements with a 10% cash down payment and financed over 36 months at interest rates ranging from 3.99% to 4.15%. During the third quarter of 2020, the Company financed vehicles totaling approximately $415,500 under a new Note and Security Agreement with a 10% cash down payment and financed over 36 months at an interest rate of 4.15%. As of September 30, 2021 and December 31, 2020, the outstanding principal and accrued interest balance on the notes was approximately $560,000 and $2.0 million, respectively.

In February 2020, the Company entered into an Asset Purchase Agreement (see Note 4), which was financed in part by two credit lines.

●	The first line from Sutton Leasing was for approximately $2.4 million at the floating LIBOR rate on the date of the advance, plus 2.80%, or 4.55% interest on the date of the advance, with terms ranging from 24 to 36 months. As of September 30, 2021 and December 31, 2020, the outstanding balance on the Sutton line was approximately $58,000 and $426,000, respectively.

●

The second line from The Bancorp Bank is a credit line for funding advances up to $850,000 at the Prime Rate per the Wall Street Journal on the date of the advance plus 2%, but not less than 4% on advances on 48-month terms. The Company used approximately $818,400 at 6.5% interest to purchase vehicles, with terms ranging from 32 to 41 months. In April 2021, the Company negotiated an increase in the credit limit for a secured vehicle financing facility from $850,000 to $3.0 million. Under the terms of the amendment, the Company can finance the purchase of vehicles for subscriptions. Vehicles financed under this agreement are paid off once they are sold. Repayment terms are generally 36 months with an annual interest rate of 5.25%. As of September 30, 2021 and December 31, 2020, the Company had a balance of approximately $2.7 million and $249,000, respectively, with this lender.

On March 4, 2021, the Company entered into a Credit Agreement (the “Original Credit Agreement”) by and among the Company, certain subsidiaries of the Company identified as floor plan borrowers therein (collectively, the “Floor Plan Borrowers”), certain other subsidiaries of the Company identified as Guarantors identified therein (the “Guarantors”), and Truist Bank, as Administrative Agent, Lender and Swingline Lender (in such capacities, “Truist”). The Company, the Floor Plan Borrowers, the Guarantors and Truist entered into amendments to the Original Credit Agreement on March 19, 2021, May 3, 2021, September 7, 2021, September 22, 2021, October 4, 2021 and October 14, 2021 (the Original Credit Agreement as so amended, the “Credit Agreement”). Pursuant to the Credit Agreement, (i) the Company received term loans (the “Term Loans”) in an aggregate amount of up to approximately $101,300,000 and (ii) the Floor Plan Borrowers received floor plan loan commitments (the “Floor Plan Facility”) in an aggregate amount of up to $90,350,000.

On March 4, 2021, the Company received an initial Term Loan of approximately $89.3 million, to be used to fund the Beckley March 2021 Acquisitions and Fuccillo Acquisitions described above in Note 5. The remainder of the Term Loan was to be disbursed in connection with the closing of the Company’s other then-pending acquisitions. On March 23, 2021, the Company received an additional initial Term Loan of approximately $7.5 million, to be used to fund the Bachman Acquisition described above in Note 5. On May 5, 2021, the Company received an additional initial Term Loan of approximately $3.1 million, to be used to fund the Beckley Subaru Acquisition described above in Note 5. On October 6, 2021, the Company received an additional initial Term Loan of approximately $1.4 million, to be used to fund the White Plains Chrysler Dodge Jeep RAM Acquisition described above in Note 5.

The Term Loan accrues interest at a rate per annum equal to the LIBOR Rate (as defined in the Credit Agreement) plus the Applicable Margin (as defined in the Credit Agreement) in effect from time to time. The principal amount of the Term Loans shall be repaid in monthly installments of $422,083.33 in each of the first 12 such monthly installments, increasing to $844,166.67 for each monthly installment thereafter. Each quarter, beginning with the fiscal quarter ending June 30, 2021, the Company is obligated to repay the Term Loans in an amount equal to 75% of the Company’s Consolidated Excess Cash Flow (as defined in the Credit Agreement) minus the amount of all voluntary prepayments in such fiscal quarter, which shall be reduced to 50% of the Company’s Consolidated Excess Cash Flow if the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) is less than 4.00:1.00. Further, the Company is obligated to prepay an aggregate amount of approximately $10.9 million in respect of the Term Loan on or prior to December 31, 2021. The Term Loan matures on March 4, 2023.

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

The Credit Agreement contains financial covenants which require the Company and its subsidiaries to maintain (i) a Consolidated Leverage Ratio of no greater than 6.00:1.00 until December 31, 2021 and, thereafter, 5.00:1.00, (ii) a Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of at least 1.20:1.00, (iii) a Consolidated Trust Equity Percentage (as defined in the Credit Agreement) of at least 30%, in each case, tested quarterly and (iv) Liquidity (as defined in the Credit Agreement) of at least $8,000,000 at all times.

The Credit Agreement also includes a number of customary negative covenants. Such covenants, among other things, limit or restrict the ability of the Company, the Floor Plan Borrowers and the Guarantors to:

●	incur additional indebtedness;

●	incur liens on assets;

●	engage in mergers or consolidations or fundamental changes;

●	make investments, loans and advances, including acquisitions;

●	pay dividends and distributions or repurchase capital stock;

●	dispose of assets;

●	enter into certain transactions with affiliates;

●	enter into certain agreements that would restrict the ability to incur liens on assets;

●	enter into sale leaseback transactions;

●	enter into certain hedging transactions;

●	amend organizational documents and other material contracts;

●	change fiscal periods; and

●	amend the documents governing the acquisitions described below in Item 2

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

The Credit Agreement also includes customary affirmative covenants, representations and warranties and events of default.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by the full text of the Credit Agreement, which was attached as Exhibit 10.1 to our 8-K dated March 8, 2021, and is incorporated herein by reference.

As of September 30, 2021, the total unpaid principal and accrued interest due under the Truist Loan was approximately $96.7 million and $281,000, respectively.

In total, the Company had an outstanding principal and accrued interest balance in the Term Loans, Floor Plan Facility, vehicle financing and notes payable of approximately $126.7 million and $2.7 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021, made the second payment of $140,000 on June 30, 2021 and made the third and final payment of $140,000 on September 30, 2021.

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

During the three months ended March 31, 2021, the Company issued 23,462 shares of common stock to its Chief Operating Officer and previous Chief Financial Officer in connection with the cashless exercise of 20,000 options each, respectively, at exercise prices of $8.21 and $7.50, respectively.

In February 2021, the Company issued 20,100 shares of Series A Convertible Preferred Stock in exchange for proceeds of approximately $20.1 million (approximately $18.7 million, net) and warrants (“2021 Warrants”) to purchase up to 861,429 shares of common stock at a strike price of $21.00 pursuant to a Securities Purchase Agreement. Currently the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock or the exercise of the related 2021 Warrants would be restricted under Rule 144 of the Securities Act of 1933, as amended.

In April 2021, the Company issued 7,000 and 5,000 shares of common stock in exchange for $47,060 in connection with the exercise of options with exercise prices of $3.33 and $4.75 per share, respectively.

On September 2, 2021, 437 shares of Series A Convertible Preferred Stock were converted into 24,972 shares of common stock.

On September 24, 2021, 6,263 shares of Series A Convertible Preferred Stock were converted into 357,886 shares of common stock.

Conversion rights

Each share of Series A Convertible Preferred Stock is convertible at the option of the holder into shares of common stock at any time after the date of issuance. The number of shares of common stock to be issued in the event of a conversion is determined by dividing the stated value of $1,000 by the conversion price of $17.50, subject to adjustments. As of September 30, 2021 the Series A Convertible Preferred Stock is convertible to 765,713 shares of common stock.

Dividends

Holders of the Series A Convertible Preferred Stock (the “Holders”) are entitled to receive dividends equal to common stock on an as-converted basis as if such dividends are paid on shares of the common stock.

Liquidation Preference

Upon liquidation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, the same amount that a holder of common stock would receive if the Series A Convertible Preferred Stock were fully converted to common stock without preference.

Voting Rights

Holders of Series A Convertible Preferred Stock have no voting rights. The Company cannot alter the preferences or rights of the Holders or increase the number of authorized shares of Preferred Stock without a majority approval from the Holders of Series A Convertible Preferred Stock.

Note 18 - Stock Options

As of September 30, 2021 and 2020, the Company had approximately $1.2 million and $305,000, respectively, of unrecognized compensation costs related to stock options outstanding, which will be recognized through 2024. The Company recognizes forfeitures as they occur. Share-based compensation expense was approximately $191,000 and $28,000 for the three months ended September 30, 2021 and 2020, respectively, and was approximately $462,000 and $72,000 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average remaining contractual term for the outstanding options as of September 30, 2021 and December 31, 2020 was 3.13 and 2.84 years, respectively.

Stock option activity for the nine months ended September 30, 2021 is as follows:

		Weighted
	Number of	Avg. Exercise
	Shares	Price
Outstanding as of December 31, 2020	371,500	$7.97
Options granted	40,000	17.35
Options exercised	(45,000)	7.42
Options forfeited or expired	(39,500)	-
Outstanding as of March 31, 2021	327,000	$7.12
Vested as of March 31, 2021	200,169	$4.62
Expected to vest as of March 31, 2021	126,831	$10.62

Outstanding as of March 31, 2021	327,000	$7.12
Options granted	-	-
Options exercised	(12,000)	3.92
Options forfeited or expired	(40,000)	12.43
Outstanding as of June 30, 2021	275,000	$9.01
Vested as of June 30, 2021	201,469	$5.93
Expected to vest as of June 30, 2021	73,531	$16.71

Outstanding as of June 30, 2021	275,000	$9.01
Options granted	90,000	14.47
Options exercised	-	-
Options forfeited or expired	-	-
Outstanding as of September 30, 2021	365,000	$10.21
Vested as of September 30, 2021	195,000	$4.84
Expected to vest as of September 30, 2021	170,000	$16.36

Note 19 - Purchase Warrants

Common stock purchase warrant activity for the nine months ended September 30, 2021 is as follows:

	Number of Warrants	Weighted Avg. Exercise Price
Outstanding as of December 31, 2019	115,000	$6.25
Issued	36,000	20.00
Cancelled	(3,268)	6.25
Exercised	(70,664)	8.46
Outstanding as of December 31, 2020	77,068	$10.65
Issued	861,429	21.00
Cancelled	-	-
Exercised	(1,305)	6.25
Outstanding as of March 31, 2021	937,192	$20.17
Issued	-	-
Cancelled	-	-
Exercised	-	-
Outstanding as of June 30, 2021	937,192	$20.17
Issued	-	-
Cancelled	-	-
Exercised	-	-
Outstanding as of September 30, 2021	937,192	$20.17

In connection with the Company’s IPO in December 2019, the Company granted warrants (“2019 Warrants”) to purchase 115,000 shares of its common stock  at $6.25 per share to its underwriters.

In February 2020, in connection with its second public offering, the Company granted 2020 Warrants to purchase 36,000 shares of its common stock at $20.00 per share to its underwriters.

In February 2021, the Company issued 2021 Warrants to purchase 861,429 shares of common stock with an exercise price of $21.00 to the purchasers of its Series A Convertible Preferred Stock.

During the three months ended March 31, 2021, 1,305 2020 Warrants to purchase shares at $6.25 per share were exercised in a cashless conversion for 942 shares of common stock.

Note 20 - Earnings per Share

We compute net loss per share using the two-class method. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared and participation rights in undistributed earnings. Shares of our Series A Convertible Preferred Stock are considered participating securities because these awards contain a non-forfeitable right to dividends. Under the two-class method, undistributed earnings allocated to participating securities are subtracted from net income attributable to the Company in determining net income attributable to common shareholders.

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

The calculation of basic earnings per common share and diluted earnings per share is summarized below as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Calculation of income for basic earnings per share:
Net income (loss) attributable to LMP Automotive Holdings	$4,769,270	$(752,087)	$1,109,109	$(2,256,173)
Change in noncontrolling interest redemption value	(6,320)	-	(8,569,544)	-
	4,762,950	(752,087)	(7,460,435)	(2,256,173)
Less: net income allocated to preferred shareholders	473,779	-	-	-
Net income (loss) attributable to common shareholders	4,289,171	(752,087)	(7,460,435)	(2,256,173)

Weighted average shares of common stock outstanding, basic	10,118,277	9,920,440	10,082,073	9,724,385
Basic net income (loss) per share	$0.42	$(0.08)	$(0.74)	$(0.23)

Calculation of income for diluted earnings per share:
Net income (loss) attributable to common shareholders	$4,289,171	$(752,087)	$(7,460,435)	$(2,256,173)

Weighted average shares of common stock outstanding, basic	10,118,277	9,920,440	10,082,073	9,724,385
Dilutive effect of stock equivilents	176,464	-	-	-
	10,294,741	9,920,440	10,082,073	9,724,385
Diluted net income (loss) per share	$0.42	$(0.08)	$(0.74)	$(0.23)

For the three months ended September 30, 2021, shares subject to options and warrants to purchase common stock with an exercise price greater than the average market price for the year were not included in the computation of diluted earnings per common share because the effect would have been antidilutive. The number of shares that could potentially become dilutive in the future was 1,044,068 and 338,947 for the three months ended September 30, 2021 and 2020, respectively, and 1,809,781 and 338,947 for the nine months ended September 30, 2021 and 2020, respectively.

Note 21 - Segments

Certain financial information on segment revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New vehicle retail	$59,664,580	$-	$146,272,615	$-
Used vehicle retail	39,891,301	762,931	79,415,259	1,935,972
Used vehicle wholesale	26,738,548	6,969,717	49,662,827	9,019,787
Finance and insurance, net	4,859,506	-	10,850,924	-
Service, body and parts	9,631,356	-	21,229,333	-
Fleet and other	647,591	5,638,689	7,049,606	15,481,054
Total revenues	$141,432,882	$13,371,337	$314,480,564	$26,436,813

Segment net income (loss) - Retail & Fleet (1)	$4,769,270	$(752,087)	$1,109,109	$(2,256,173)

(1)	Attributable to controlling interest

Note 22 - Subsequent Events

White Plains Chrysler Dodge Jeep RAM Acquisition

On October 6, 2021, the Company closed on the acquisition of assets related to the ownership and operation of the White Plains Chrysler Jeep Dodge Ram (“White Plains CDJR) as contemplated by that certain dealership asset purchase agreement, dated as of March 31, 2021, by and among the Company and Chrysler Jeep of White Plains, Inc. The consideration paid by the Company for the acquisition was 55,134 shares of the Company’s common stock and approximately $6.3 million in cash. This acquisition complements the Company’s growth and expansion into the greater New York City marketplace. The acquisition qualifies as a business combination and will be accounted for using the acquisition method of accounting.

As a result of limited access to White Plains CDJR information required to prepare initial accounting, together with the limited time since the acquisition date and the effort required to conform the financial statements to the Company's practices and policies, the initial accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. Also, the Company is unable to provide pro forma revenues and earnings of the combined entity. This information will be included in the Company's annual report on Form 10-K for the year ended December 31, 2021.

Preferred Stock Conversion

On October 12, 2021, 6,700 shares of Series A Convertible Preferred Stock were converted into 382,857 shares of common stock.

On October 27, 2021, 10 shares of Series A Convertible Preferred Stock were converted into 572 shares of common stock.

Asset Purchase and Debt Financing

On October 14, 2021, the Company purchased an airplane for approximately $5.6 million. In connection with the purchase, the Company signed a $3.2 million, five year promissory note with a bank bearing annual interest of 3.984% and monthly payments of $32,435 beginning December 1, 2021, which was guaranteed by Sam Tawfik, the Company’s Chairman, Chief Executive Officer and President. To fund the purchase, the Company received $2.0 million from its $2.5 million related party line with ST RXR Investments, LLC, a related party company owned by Mr. Tawfik.

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

Critical Accounting Estimates

Business Combinations

Under the acquisition method of accounting, we recognize tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We record the excess of the fair value of the purchase consideration over the value of the net assets acquired as goodwill. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are based upon a number of factors, including historical experience, market conditions, and information obtained from the management of acquired companies. Critical estimates in valuing certain intangible assets include, but are not limited to:

●	Forecasted revenue growth rates,
●	Forecasted margin rates, and
●	discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Results of Operations

Third Quarter 2021 compared to Third Quarter 2020

Revenues

We generated revenues of approximately $141.4 million for the three months ended September 30, 2021 as compared with revenues of approximately $13.4 million during the three months ended September 30, 2020, an increase of approximately $128.1 million. The revenue was generated from sales of new and used vehicles totaling approximately $126.3 million, finance and insurance products totaling approximately $4.9 million, service, body shop and parts sales totaling approximately $9.6 million, and fleet and other totaling approximately $648,000 million. The increase was primarily the result of the acquisition of eleven new vehicle franchises which generated approximately $128.1 million in revenue during the three months ended September 30, 2021.

Cost of Revenues

We incurred total cost of sales of approximately $113.8 million for the three months ended September 30, 2021 as compared to approximately $12.5 million for the three months ended September 30, 2020. Cost of revenues consisted of the cost of vehicles sold totaling approximately $108.1 million, and the cost of parts and service body shop costs totaling approximately $5.2 million, and fleet and other totaling approximately $555,000. These costs resulted in a gross profit of approximately $27.6 million, or 19.5%, for the three months ended September 30, 2021, as compared to a gross profit of approximately $877,000, or 6.6%, for the three months ended September 30, 2020. The increase was primarily the result of the acquisition of eleven new vehicle franchises which increased cost of revenues by approximately $105.9 million, offset by a reduction of approximately $4.6 million in sales-type leases.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of approximately $20.5 million during the three-month period ended September 30, 2021 as compared with approximately $1.4 million for the three months ended September 30, 2020. The increase resulted from the Company’s acquisition of eleven new vehicle franchises which increased selling, general and administrative expenses by approximately $16.6 million and compensation expense associated with redeemable noncontrolling interests of approximately $1.5 million.

Depreciation and Amortization

We recognized depreciation and amortization of approximately $876,000 for the three months ended September 30, 2021 as compared to approximately $167,000 for the three months ended September 30, 2020, an increase of approximately $709,000.

Net Income (Loss)

We had net income attributable to controlling interest of approximately $4.8 million for the three months ended September 30, 2021 as compared to net loss of approximately $752,000 for the three months ended September 30, 2020 for the reasons described above. Basic and diluted net earnings (loss) per share was $0.47 and $(0.08) for the three months ended September 30, 2021 and 2020, respectively, based upon weighted average common shares outstanding of 10,118,277 (basic), 10,188,803 (diluted) and 9,920,440 (basic and diluted), respectively.

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

	For the Three Months Ended September 30,
EBITDA	2021	2020	Change
Net income (loss)	$5,492,793	$(752,087)	$6,244,880
Interest expense (1)	1,134,751	97,903	1,036,848
Income tax provision	468,802	-	468,802
Depreciation and amortization	876,428	167,103	709,325
Fleet vehicle depreciation	331,144	134,209	196,935
EBITDA	$8,303,918	$(352,872)	$8,656,790

(1) Excludes floorplan interest

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, employee bonuses stock compensation, adjustments to warrant liability, acquisition expenses, consulting, legal and auditing expenses incurred in connection with the acquisitions during the quarter, and equity based compensation.

	For the Three Months September 30,
Adjusted EBITDA	2021	2020	Change
EBITDA	$8,303,918	$(352,872)	$8,656,790
Employee Bonuses & Stock Compensation	1,442,231	-	1,442,231
Adjustment in warrant liability	(1,180,157)	-	(1,180,157)
Acquisition expenses	1,206,583	-	1,206,583
Consulting, legal and auditing	1,919,018	-	1,919,018
Equity based compensation	191,104	-	191,104
Legal settlement	-	113,752	(113,752)
Adjusted EBITDA	$11,882,697	$(239,120)	$12,121,817

Vehicle Sales Margins

We calculate vehicle sales margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of vehicle sales margins to vehicle sales revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Three Months Ended
	September 30,
Vehicle Sales Margin	2021	2020	Change
Vehicle sales	$126,294,429	$7,732,648	$118,561,781
Cost of vehicle sales	108,090,440	7,552,672	100,537,768
Gross profit	$18,203,989	$179,976	$18,024,013
Sales margin	14.4%	2.3%	12.1%

First Nine Months 2021 compared to First Nine Months 2020

Revenues

We generated revenues of approximately $314.5 million for the nine months ended September 30, 2021 as compared with revenues of approximately $26.4 million during the nine months ended September 30, 2020, an increase of approximately $288.1 million. The revenue was generated from sales of new and used vehicles totaling approximately $275.4 million, finance and insurance products totaling approximately $10.9 million, service, body shop and parts sales totaling approximately $21.2 million, and fleet and other totaling approximately $7.0 million. The increase was primarily the result of the acquisition of eleven new vehicle franchises which generated approximately $290.0 million in revenue since their acquisitions in March and May 2021.

Cost of Revenues

We incurred total cost of sales of approximately $254.5 million for the nine months ended September 30, 2021 as compared to approximately $23.6 million for the nine months ended September 30, 2020. Cost of revenues consisted of the cost of vehicles sold totaling approximately $239.8 million, and the cost of parts and service body shop costs totaling approximately $11.5 million, and fleet and other totaling approximately $3.2 million. These costs resulted in a gross profit of approximately $60.0 million, or 19.1%, for the nine months ended September 30, 2021, as compared to a gross profit of approximately $2.9 million, or 10.8%, for the nine months ended September 30, 2020. The increase was primarily the result of the acquisition of eleven new vehicle franchises which increased cost of revenues by approximately $241.2 million, offset by a reduction of approximately $10.3 million in sales-type leases.

Selling, General and Administrative Expenses

We incurred selling, general and administrative expenses of approximately $53.0 million during the nine month period ended September 30, 2021 as compared with approximately $4.5 million for the nine months ended September 30, 2020. The increase resulted from the Company’s acquisition of eleven new vehicle franchises which increased selling, general and administrative expenses by approximately $34.0 million and compensation expense associated with redeemable noncontrolling interests of approximately $10.1 million. In addition, the Company incurred acquisition related expenses of approximately $2.8 million and one-time charges of approximately $1.4 million in fees associated with our stock offering during nine months ended September 30, 2021.

Depreciation and Amortization

We recognized depreciation and amortization of approximately $1.4 million for the nine months ended September 30, 2021 as compared to approximately $389,000 for the nine months ended September 30, 2020, an increase of approximately $1.0 million.

Net Income (Loss)

We had net income attributable to controlling interest of approximately $1.1 million for the nine months ended September 30, 2021 as compared to a net loss of approximately $2.3 million for the nine months ended September 30, 2020 for the reasons described above. Basic and diluted net loss per share was $(0.74) and $(0.23) for the nine months ended September 30, 2021 and 2020, respectively, based upon weighted average common shares outstanding of 10,082,073 and 9,724,385, respectively.

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

	For the
	Nine Months Ended September 30,
EBITDA	2021	2020	Change
Net income (loss)	$2,636,645	$(2,256,173)	$4,892,818
Interest expense (1)	2,532,423	212,226	2,320,197
Income tax provision	1,098,003	-	1,098,003
Depreciation and amortization	1,422,934	388,631	1,034,303
Fleet vehicle depreciation	834,806	362,972	471,834
Vehicle impairment	-	91,742	(91,742)
EBITDA	$8,524,811	$(1,200,602)	$9,725,413

(1) Excludes floorplan interest

Adjusted EBITDA

We define Adjusted EBITDA as EBITDA, employee bonuses stock compensation, adjustments to warrant liability, acquisition expenses, consulting, legal and auditing expenses incurred in connection with the acquisitions during the quarter, and equity based compensation.

	For the Nine Months
	September 30,
Adjusted EBITDA	2021	2020	Change
EBITDA	$8,524,811	$(1,200,602)	$9,725,413
Employee Bonuses & Stock Compensation	10,553,421	-	10,553,421
Adjustment in warrant liability	(1,188,772)	-	(1,188,772)
Acquisition expenses	2,789,164	-	2,789,164
Consulting, legal and auditing	3,736,267	-	3,736,267
Equity based compensation	462,413	-	462,413
Legal settlement	3,000	113,752	(110,752)
Adjusted EBITDA	$24,880,304	$(1,086,850)	$25,967,154

Vehicle Sales Margins

We calculate vehicle sales margins by deducting vehicle sales cost of revenues from vehicle sales revenue.

The following table provides a reconciliation of vehicle sales margins to vehicle sales revenue, the most directly comparable GAAP financial measure, on a historical basis and for each of the periods indicated.

	For the Nine Months Ended
	September 30,
Vehicle Sales Margin	2021	2020	Change
Vehicle sales	$275,350,701	$10,955,759	$264,394,942
Cost of vehicle sales	239,792,900	10,828,576	228,964,324
Gross profit	$35,557,801	$127,183	$35,430,618
Sales margin	12.9%	1.2%	11.8%

Liquidity and Capital Resources

Cash Flow Activities

As of September 30, 2021, we had an accumulated deficit of approximately $14.7 million. We have sustained net losses since inception and have funded operations primarily through sales of our common stock and issuance of debt. As of September 30, 2021, we had approximately $29.7 million in cash, including approximately $10.9 million in restricted cash pursuant to our debt agreement. The net increase in cash was approximately $25.8 million during the nine months ended September 30, 2021 as compared to an approximately $3.2 million decrease for the nine months ended September 30, 2020.

Operating Activities

Net cash provided by operating activities was approximately $32.4 million for the nine months ended September 30, 2021 as compared to net cash used in operating activities of approximately $6.7 million the nine months ended September 30, 2020. The approximately $39.0 million increase in net cash from operating activities was primarily due to an increase in net income of approximately $4.9 million, an increase in accounts payable and other liabilities of approximately $17.1 million, an increase in net investment in sales-type leases of approximately $20.0 million and an increase in deferred compensation of approximately 9.5 million, which were offset by an increase in accounts receivable of approximately $10.6 million and a decrease in net cash provided by prepaid expenses and other assets of $4.0 million as compared to the nine months ended September 30, 2020.

Investing Activities

Net cash used in investing activities was approximately $144.4 million for the nine months ended September 30, 2021 as compared to approximately $8.6 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily due to cash paid for new vehicle franchises and related real estate acquisitions.

Financing Activities

Net cash provided by financing activities was approximately $137.8 million for the nine months ended September 30, 2021 as compared to net cash generated of approximately $12.1 million for the nine months ended September 30, 2020. The increase of approximately $125.7 million in net cash from financing activities was primarily due to cash received from the issuance of Series A Convertible Preferred Stock and 2021 Warrants for an aggregate of approximately $18.7 million, proceeds of approximately $24.7 million from floorplan financing, and approximately $94.8 million from a term loan, net of discount, and repayments, during the nine months ended September 30, 2021, offset by proceeds received during the first quarter of 2020 from issuing common stock of approximately $17.3 million.

Use of Cash and Cash Requirements

During the first quarter of 2021, the Company financed the acquisition of a controlling interest in ten new vehicle franchises and an automotive leasing company totaling approximately $139.5 million through the issuance of 20,100 shares of Series A Convertible Preferred Stock and 2021 Warrants for an aggregate of approximately $18.7 million, proceeds of approximately $52.9 million from floorplan financing, and approximately $95.0 million from a term loan, net of discount.

During the second quarter of 2021 the Company financed the acquisition of a controlling interest in one new vehicle franchise totaling approximately $4.4 million through additional term loan financing of approximately $3.1 million.

During the third quarter of 2021 there were no new financings or dealership franchise acquisitions.

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

In February 2021, the Company received approximately $18.7 million, net of fees, in exchange for the issuance and sale of 20,100 shares of Series A Convertible Preferred Stock, convertible into shares of common stock at a conversion price of $17.50 per share, and 2021 Warrants to purchase 861,429 shares of the Company’s common stock at an exercise price of $21.00 per share.

In March 2021, the Company received approximately $95.0 million, net of discount, from a term loan and floorplan financing of approximately $53.7 million from Truist Bank.

In May 2021, the Company received an additional approximately $3.1 million, from a term loan, and an additional floorplan financing commitment of approximately $5.9 million from Truist Bank.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, being the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as discussed in Part II, Item 4. Controls and Procedures in the Form 10-Q for the quarterly period ended March 31, 2021 and shown below:

●	The Company had failed to maintain a sufficient complement of experienced personnel to execute their responsibilities with respect to internal control over financial reporting.
●	The Company did not complete a risk assessment to appropriately design controls in response to the risk of misstatement relating to the complex accounting and reporting requirements associated with the acquisitions and related financing transactions.

During the 3rd quarter, the management of the Company commenced the process of re-evaluating the adequacy of design of its various business and entity level processes and underlying internal controls at both the corporate level and over the financially significant information received from its newly acquired dealerships. As a result of this ongoing evaluation, several additional material weaknesses in our internal controls over financial reporting were noted as follows:

●	The Company did not maintain a formalized set of accounting policies,
●	The Company did not maintain a formalized risk assessment process to identify financial risks and implement mitigating controls and monitoring activities,
●	The Company did not maintain effective controls over the review and approval of journal entries, account reconciliations, review of significant accounts and disclosures, and adequate documentation of management assumptions, estimates and judgements, and
●	The Company did not have adequate segregation of duties.

During the third quarter, the Company hired a chief financial officer who, as the key process owner for internal controls over financial reporting, continues to review and approve the periodic interim financial statements and the underlying schedules and disclosures. The chief financial officer is purposefully leading the ongoing remediation initiative by coordinating with the external consultants and other process owners and is providing regular updates to the Audit Committee.

The Company has also hired additional qualified and experienced finance and accounting personnel, on both a full-time and contracted basis to assist in the preparation and review of its financial statements and SEC filings. These individuals include a new corporate controller, a new controller at the dealership level, a manager of financial reporting and a staff accountant. The Company has augmented its internal resources with financial expertise in such areas as technical accounting and SEC pronouncements and valuations.

In addition, the Company engaged a firm with the requisite experience to provide management with Sarbanes-Oxley Act (“SOX”) compliance advisory and internal control services, to accomplish the Company’s objectives of SOX compliance. The advisory firm has since assisted management in preparing a comprehensive quantitative and qualitative Financial Risk Assessment (“FRA”) for 2021. The completion of the FRA is viewed as a required task under SOX.

Management has also finalized a plan pursuant to its scoping and financial risk assessment exercise, to document several higher priority entity and business processes by the end of the year.

Management expects to make and report continuous progress in the effective remediation of the identified material weaknesses; and in designing and operating a commensurate internal control and disclosure control environment.

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

Changes in Internal Control over Financial Reporting

Except for the above, there were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rule 13a-15(d) or 15(d) of the Exchange Act during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to a claim for alleged breach of its license agreement to use garage parking spaces in Miami Beach, Florida, which the Company terminated in April 2019. On February 10, 2020, a partial summary judgment was granted for the plaintiff. The asserted losses by the plaintiff total approximately $224,250, with a potential maximum exposure under the terminated agreement of approximately $580,450. The judge ordered the parties to further mediate the dispute, and the Company appealed the partial summary judgment. During the second quarter of 2020, the Company posted a bond with the court to continue mediation of this matter. In February 2021, the Company reached a final settlement and agreed to pay a total of $550,000, $270,000 within 3 days of the final settlement and two payments of $140,000 each on or before June 30, 2021 and September 30, 2021, respectively. The Company made the initial payment required under the agreement on February 8, 2021, made the second payment of $140,000 on June 30, 2021 and made the third and final payment of $140,000 on September 30, 2021.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, which could materially affect our business, financial condition, or future results.

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

LMP AUTOMOTIVE HOLDINGS, INC.

/s/ Samer Tawfik
By:	Samer Tawfik
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 16, 2021

/s/ Robert Bellaflores
By:	Robert Bellaflores
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 16, 2021

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).